Form 10-Q
period 1995-03-31
SHADOW WOOD CORP
filed 1996-05-28
CIK 765803

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For Quarter Ended:  March 31, 1995     Commission File No. 2-96624-D

                               OR

[ ]  Transition  Report Pursuant to Section 13 or  15(d)  of  the
     Securities Exchange Act of 1934

     For the Transition Period From:             To:
     Commission File No.

                   SHADOW WOOD CORPORATION
     (Exact name of registrant as specified in its charter)

                   Delaware                        87-0425513
      (State or other jurisdiction             (I.R.S. Employer
    of incorporation or organization)         Identification No.)

           1258 East Malvern Avenue
           Salt Lake City, Utah                     84106
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (801)487-2027

                 Rattlesnake Gold, Inc.
                 4131 Central Expressway L.B., Suite 640
                 Dallas, Texas 75204
Former name, former address and former fiscal year, if changed since last report.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [ X ]   No  [   ]

            APPLICABLE ONLY TO CORPORATION ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of the date of filing of this report, the Registrant had a total of 3,889,750 shares of common stock issued and outstanding, after giving effect to a 1-for-20 reverse split completed in June, 1995.

                 PART 1.  FINANCIAL INFORMATION
________________________________________________________________
                 ITEM 1.  FINANCIAL STATEMENTS
________________________________________________________________

      In the opinion of the Registrant, the following unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1995, and the results of its operations and changes in its financial position for the three months ended March 31, 1995, and March 31, 1994, respectively, and from inception on February 19, 1985 through March 31, 1995. The results of its operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

              (THIS PAGE LEFT INTENTIONALLY BLANK)

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
                         Balance Sheets


                             ASSETS


                                          March 31,   December 31,
                                             1995         1994
                                          __________  ___________
CURRENT ASSETS                            (Unaudited)

  Cash                                    $      500  $     500
                                          __________  ___________
     Total Current Assets                        500        500
                                          __________  ___________
     TOTAL  ASSETS                        $      500  $     500
                                          __________  ___________

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                        $   13,243  $  13,243
                                          __________  ___________
      Total Current Liabilities               13,243     13,243
                                          __________  ___________
STOCKHOLDERS' EQUITY (DEFICIT)

  Stock authorized 250,000,000 shares at
   $0.0001 par value; 3,389,750 and
   3,389,750 shares issued and
   outstanding, respectively                     389        389
  Additional paid-in capital                 108,038    108,038
  Deficit accumulated during the
   development stage                        (121,170)  (121,170)
                                          __________  ___________
     Total Stockholders' Equity (Deficit)    (12,743)   (12,743)
                                          __________  ___________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)      $      500  $     500
                                          __________  ___________

The accompanying notes are an integral part of these financial statements

                      SHADOW WOOD CORPORATION
                   (A Development Stage Company)
                 (Formerly Rattlesnake Gold, Inc.)
                      Statements of Operations
                            (Unaudited)
                                                          From
                                                         Inception on
                                                         February 19,
                             For the Three Months Ended  1985 Through
                                     March 31,            March 31,
                             __________________________   ___________
                                   1995     1994             1995
                                 _______   _________     ___________

REVENUES                           $ -       $   -       $   -
                                 _______   _________     ___________

EXPENSES                             -           -           -

LOSS FROM DISCONTINUED OPERATIONS    -           -         (121,170)
                                 _______   _________     ___________

NET (LOSS)                         $ -       $   -       $ (121,170)
                                 _______   _________     ___________

NET INCOME (LOSS) PER SHARE        $(0.00) $  (0.00)     $ (0.00)
                                 _______   _________     ___________

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
          Statements of Stockholders' Equity (Deficit)
                          (Unaudited)
                                                         Deficit
                                                        Accumulated
                                        Additional      During the
                        Common Stock      Paid-in       Development
                      Shares     Amount   Capital         Stage
                      _______   _______  _________     ___________
Balance at inception
 on February 19, 1995     -       $ -       $  -       $ -

Issuance of shares to
 the officers for cash
 on April 1, 1985 for
 $0.07 per share       127,500     13         8,987      -

Issuance of shares of
 common stock to the
 public for $0.40
 per share             261,250      26      104,474      -

Deferred offering costs
 offset against additional
 paid-in capital          -         -       (12,958)     -

Shares issued to officers
 and others for an
 average price of
 $0.002 per share     3,501,000     350       7,035      -

Net loss from inception
 on February 19, 1985
 through December 31,
 1991                      -         -          -       (117,993)
                      _________    ____    ________     _________
Balance, December 31,
 1991                 3,889,750     389     107,538     (117,993)

Net loss for the year
 ended December 31,
 1992                      -         -          -         -
                      _________    ____    ________     _________
Balance, December 31,
 1992                 3,889,750     389     107,538     (117,993)

Net loss for the year
 ended December 31,
 1993                      -         -          -         (1,777)
                      _________    ____    ________     _________
Balance, December 31,
 1993                 3,889,750     389     107,538     (119,770)

Contribution of cash
 by officers to the
 Company (Note 3)          -         -          500          -

Net loss for the year
 ended December 31,
 1994                      -         -          -         (1,400)
                      _________    ____    ________     _________
Balance, December 31,
 1994                 3,889,750    $ 389   $ 108,038    $(121,170)
                      _________    ____    ________     _________

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
          Statements of Stockholders' Equity (Deficit)
                          (Unaudited)
                                                       Deficit
                                                       Accumulated
                                        Additional     During the
                        Common Stock     Paid-in       Development
                        Shares  Amount   Capital         Stage
                       _______  ______   _________   __________
Balance, December 31,
 1994                  3,889,750  $ 389  $ 108,038   $(121,170)

Net loss for the three
 months ended
 March 31, 1995           -         -          -         -
                       _______  ______   _________   __________
Balance, March 31,
 1995                  3,889,750  $ 389  $ 108,038   $(121,170)
                       _______  ______   _________   __________




The accompanying notes are an integral part of these financial statements

                        SHADOW WOOD CORPORATION
                     (A Development Stage Company)
                   (Formerly Rattlesnake Gold, Inc.)
                        Statements of Cash Flows
                              (Unaudited)

                                                         From Inception
                                                         on February 19,
                           For the Three Months Ended    1985 Through
                                  March 31,                March 31,
                               _____________________
                                  1995       1994             1995
                                 _______     _______     ____________
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net income (loss) from
   discontinued operations        $  -       $   -       $ (121,170)

 Adjustment to reconcile loss
  to net cash used by operating
  activities:

  Increase in accounts payable       -           -           13,243
                                 _______     _______     ____________
     Net Cash Used by
      Operating Activities           -           -         (107,927)
                                 _______     _______     ____________
CASH FLOWS FROM
 INVESTING ACTIVITIES                -           -           -
                                 _______     _______     ____________
CASH FLOWS FROM
 FINANCING ACTIVITIES

  Contribution of cash by officers
   to additional paid-in capital     -           -              500
  Issuance of common stock           -           -          107,927
                                 _______     _______     ____________
     Net Cash Provided by
      Financing Activities           -           -          108,427
                                 _______     _______     ____________
INCREASE IN CASH                     -           -              500

CASH AT BEGINNING OF PERIOD         500          -           -
                                 _______     _______     ____________
CASH AT END OF PERIOD             $ 500      $   -       $      500
                                 _______     _______     ____________
Supplemental Cash Flows
 Information:
  Interest                        $  -       $   -       $   -
  Income taxes                    $  -       $   -       $   -

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
               (Formerly Rattlesnake Gold, Inc.)
                 (A Development Stage Company)
               Notes to the Financial Statements
                    March 31, 1995 and 1994


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a.     Organization

         The financial statements presented are those of Shadow Wood Corporation (Formerly Rattlesnake Gold, Inc.) (a development stage company). The Company was incorporated under the laws of the state of Utah on February 19, 1985. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has not presently identified a specific business area of direction that it will follow. Therefore, no principal operations have yet begun.

         On April 5, 1988, the Company entered into an agreement and plan of reorganization with U.S. Mining and Minerals, Inc., whereby the Company was to acquire mineral lease rights in exchange for the issuance of 69,870,000 common shares to U.S. Mining and Minerals, Inc. An additional 150,000 common shares were issued for finders fees in conjunction with the reorganization. However, the terms of the agreement were not complied with and the plan of reorganization was rescinded in 1992. The recision was effective as of 1988. The stock issued at the time was not cancelled but turned over to the new officers and directors for money spent on behalf of the Company.

         In conjunction with the reorganization the Company changed its shares authorized from 50,000,000 to 250,000,000 and the par value from $0.001 to $0.0001. All references to shares outstanding and earnings per share have been restated on a retroactive basis.

        b.     Accounting Method

        The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

        c.     Cash and Cash Equivalents

          Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

        d.     Loss Per Share

         The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

                    SHADOW WOOD CORPORATION
               (Formerly Rattlesnake Gold, Inc.)
                 (A Development Stage Company)
               Notes to the Financial Statements
                    March 31, 1995 and 1994


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        e.     Provision for Taxes

         At March 31, 1995, the Company has net operating loss carryforwards totaling approximately $118,000 that may be offset against future taxable income through 2010. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

        f.     Basis of Presentation

         The  accompanying financial statements are not presented
on  a consolidated basis.  The Company's former subsidiary ceased
operation   in  1989  and  the  losses  have  been  recorded   as
discontinued operations.

NOTE 2 -  GOING CONCERN

        The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. Without realization of additional adequate financing, it would be unlikely for the Company to pursue and realize its objectives. The Company intends to seek a merger with an existing operating company.

NOTE 3 -  STOCK SPLIT

         At a shareholders meeting held on June 5, 1995 the Company completed a 1 of 20 reverse stock split of its common stock. This reduced the common stock shares from 77,795,000 shares outstanding to 3,889,750 shares outstanding. In conjunction with the meeting the Company changed its name to Shadow Wood Corporation. The financial statements reflect the stock split on a retro-active basis.

___________________________________________________________
                            ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
___________________________________________________________

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Registrant has been essentially inactive since 1989.

       The Registrant's financial condition has not changed materially since 1992, when the Registrant rescinded a transaction with US Mining and Minerals, Inc. As of March 31, 1995 and December 31, 1994, the Registrant had total assets of $500 and a stockholder's deficit of $12,743.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      As indicated above, the Company has had essentially no operations since 1989. The Registrant had no operations, and no revenue during the quarters ended March 31, 1995 and March 31, 1994. The Registrant had losses from discontinued operations of $3,296 for the three months ended March 31, 1995, as compared to no losses (or revenue) for the three months ended March 31, 1994.

      The Registrant had not filed any reports on Form 10-Q or Form 10-K from 1989 until recently. Beginning in 1994, new management began efforts to reactivate the Registrant and bring it current in its filing requirements. However, as indicated, the financial condition of the Registrant has not changed materially since 1992.

        At present, the Company does not have adequate capital to conduct any significant operations. The Company intends to become engaged immediately in the search for potential business opportunities for acquisition or involvement by the Company. Management believes that any business venture in which the Company becomes involved will be made by issuing shares of the Company's authorized but unissued common stock. It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

                   PART 2.  OTHER INFORMATION
_________________________________________________________________
                   ITEM 1.  LEGAL PROCEEDINGS
_________________________________________________________________


      The Company is not a party to any legal proceedings and, to the best of its knowledge, no such action by or against the registrant has been threatened.

________________________________________________________________
                 ITEM 2.  CHANGES IN SECURITIES
________________________________________________________________

     None.

________________________________________________________________
            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
________________________________________________________________

     Not applicable.

________________________________________________________________
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
________________________________________________________________

     None during the quarter ended March 31, 1995.

_______________________________________________________________
                   ITEM 5.  OTHER INFORMATION
_______________________________________________________________


     None.


______________________________________________________________
           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
______________________________________________________________


     (a)  Exhibits.

     None.

     (b)   Reports  on Form 8-K.

     During the quarter ended March 31, 1995, no reports on Form 8-K were filed by the Registrant.

                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         REGISTRANT:

                         SHADOW WOOD CORPORATION
                         (formerly "Rattlesnake Gold, Inc.")





    Date:  May  23,  1996            By  /s/  Robert  Wright
                                     Robert Wright, President

    Date:  May  23,  1996            By /s/  Mark  Archibald
                                     Mark Archibald, Secretary/Treasurer
                                     and Principal Financial Officer