Form 10-Q
period 1995-06-30
SHADOW WOOD CORP
filed 1996-05-28
CIK 765803

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For Quarter Ended:  June 30, 1995  Commission File No. 2-96624-D

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

                 PART 1.  FINANCIAL INFORMATION
_________________________________________________________________
                 ITEM 1.  FINANCIAL STATEMENTS
_________________________________________________________________

      In the opinion of the Registrant, the following unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1995, and the results of its operations and changes in its financial position for the six months ended June 30, 1995, and June 30, 1994, respectively, and from inception on February 19, 1985 through June 30, 1995. The results of its operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

              (THIS PAGE LEFT INTENTIONALLY BLANK)

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
                         Balance Sheets


                             ASSETS


                                            June 30,    December 31,
                                              1995          1994
                                           __________   ___________
CURRENT ASSETS                            (Unaudited)

  Cash                                    $    4,542  $     500
                                           __________   ___________
     Total Current Assets                      4,542        500
                                           __________   ___________
     TOTAL  ASSETS                        $    4,542  $     500
                                           __________   ___________

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                        $   11,982  $  13,243
                                           __________   ___________
      Total Current Liabilities               11,982     13,243
                                           __________   ___________
STOCKHOLDERS' EQUITY (DEFICIT)

  Stock authorized 250,000,000 shares at
   $0.0001 par value; 3,389,750 and 3,389,750
   shares issued and outstanding, respectively   389        389
  Additional paid-in capital                 116,637    108,038
  Deficit accumulated during the
   development stage                        (124,466)  (121,170)
                                           __________   ___________
     Total Stockholders' Equity (Deficit)     (7,440)   (12,743)
                                           __________   ___________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)      $    4,542  $     500
                                           __________   ___________

The accompanying notes are an integral part of these financial statements

                      SHADOW WOOD CORPORATION
                   (A Development Stage Company)
                 (Formerly Rattlesnake Gold, Inc.)
                      Statements of Operations
                            (Unaudited)


                                          For the Three Months Ended
                                                  June 30,
                                          __________________________
                                               1995        1994
                                             _________    _________

REVENUES                                     $   -       $   -
                                             _________    _________
EXPENSES                                         -           -

LOSS FROM DISCONTINUED OPERATIONS                3,296       -
                                             _________    _________
NET (LOSS)                                   $  (3,296) $    -
                                             _________    _________
NET INCOME (LOSS) PER SHARE                  $   (0.00) $   (0.00)
                                             _________    _________

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
                    Statements of Operations
                          (Unaudited)

                                                    From Inception
                                                    on February 19,
                         For the Six Months Ended   1985 Through
                                 June 30,             June 30,
                         ________________________
                           1995         1994            1995
                          _________    __________    ___________

REVENUES                   $   -       $    -       $   -
                         _________    __________    ___________
EXPENSES                       -            -           -

LOSS FROM DISCONTINUED
 OPERATIONS                  3,296       -             124,466
                         _________    __________    ___________
NET (LOSS)                 $(3,296)  $   -          $ (124,466)
                         _________    __________    ___________
NET INCOME (LOSS) PER SHARE $(0.00)  $ (0.00)        $ (0.00)
                         _________    __________    ___________

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
          Statements of Stockholders' Equity (Deficit)
                          (Unaudited)
                                                      Deficit
                                                      Accumulated
                                        Additional    During the
                       Common Stock      Paid-in      Development
                       ____________
                       Shares Amount      Capital       Stage
                       ______  ______     _______     __________
Balance at inception
 on February 19, 1995    -       $  -       $ -       $ -

Issuance of shares to
 the officers for cash
 on April 1,1985 for
 $0.07 per share        127,500    13        8,987      -

Issuance of shares of
 common stock to the
 public for $0.40
 per share              261,250    26      104,474      -

Deferred offering costs
 offset against additional
 paid-in capital          -           -    (12,958)     -

Shares issued to officers
 and others for an
 average price of
 $0.002 per share      3,501,000   350       7,035      -

Net loss from inception
 on February 19, 1985
 through December
 31, 1991                 -          -         -       (117,993)
                       ______  ______     _______     __________
Balance, December 31,
 1991                  3,889,750    389       107,538  (117,993)

Net loss for the year
 ended December 31, 1992   -          -         -         -
                       ______  ______     _______     __________
Balance, December
 31, 1992              3,889,750    389       107,538  (117,993)

Net loss for the year ended
 December 31, 1993       -          -         -         (1,777)
                       ______  ______     _______     __________
Balance, December
 31, 1993              3,889,750    389       107,538   (119,770)

Contribution of cash
 by officers to the
 Company (Note 3)        -            -         500        -

Net loss for the
 year ended December
 31, 1994                -            -         -         (1,400)
                         ______  ______     _______     __________
Balance, December
 31, 1994              3,889,750  $ 389     $ 108,038   $(121,170)
                         ______  ______     _______     __________

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
          Statements of Stockholders' Equity (Deficit)
                          (Unaudited)
                                                      Deficit
                                                      Accumulated
                                         Additional   During the
                       Common Stock      Paid-in      Development
                       _____________
                       Shares Amount      Capital        Stage
                       ______  ________   _________   ___________
Balance, December
 31, 1994            3,889,750  $ 389     $ 108,038    $(121,170)

Contribution of
 cash by officers
 to the Company
 (Note 3)                -            -         8,599        -

Net loss for the six
 months ended
 June 30, 1995           -          -         -         (3,296)
                       ______  ________   _________   ___________
Balance, June
 30, 1995            3,889,750  $ 389     $ 116,637    $(124,466)
                       ______  ________   _________   ___________




The accompanying notes are an integral part of these financial statements

                        SHADOW WOOD CORPORATION
                     (A Development Stage Company)
                   (Formerly Rattlesnake Gold, Inc.)
                        Statements of Cash Flows
                              (Unaudited)

                                                         From Inception
                                                         on February 19,
                            For the Six Months Ended      1985  Through
                                      June 30,              June 30,
                                _____________________
                                  1995       1994             1995
                                _________    ________     ____________
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net income (loss) from
   discontinued operations        $  (3,296) $   -       $ (124,466)

 Adjustment to reconcile loss
  to net cash used by operating
  activities:

  Increase in accounts payable       (1,261)     -           11,982
                                  _________    ________     ____________
     Net Cash Used by
      Operating Activities           (4,557)     -         (112,484)
                                  _________    ________     ____________
CASH FLOWS FROM
 INVESTING ACTIVITIES                -           -           -
                                  _________    ________     ____________
CASH FLOWS FROM
 FINANCING ACTIVITIES

  Contribution of cash by officers
   to additional paid-in capital      8,599      -            9,099
  Issuance of common stock           -           -          107,927
                                  _________    ________     ____________
     Net Cash Provided by
      Financing Activities            8,599      -          117,026
                                  _________    ________     ____________
INCREASE IN CASH                      4,042      -            4,542

CASH AT BEGINNING OF PERIOD             500      -           -
                                  _________    ________     ____________
CASH AT END OF
 PERIOD                           $   4,542  $   -       $    4,542
                                  _________    ________     ____________
Supplemental Cash Flows
 Information:
  Interest                        $  -       $   -       $   -
  Income taxes                    $  -       $   -       $   -

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
               (Formerly Rattlesnake Gold, Inc.)
                 (A Development Stage Company)
               Notes to the Financial Statements
                     June 30, 1995 and 1994


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

                    SHADOW WOOD CORPORATION
               (Formerly Rattlesnake Gold, Inc.)
                 (A Development Stage Company)
               Notes to the Financial Statements
                     June 30, 1995 and 1994


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        e.     Provision for Taxes

         At June 30, 1995, the Company has net operating loss carryforwards totaling approximately $124,000 that may be offset against future taxable income through 2010. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

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

NOTE 3 -  RELATED PARTY TRANSACTIONS

          During   1995  and  1994,   officers  of  the   Company
contributed $8,599 and $500 respectively to the Company to meet minimal Company expenses.

NOTE 4 -  STOCK SPLIT

         At a shareholders meeting held on June 5, 1995 the Company completed a 1 of 20 reverse stock split of its common stock. This reduced the common stock shares from 77,795,000 shares outstanding to 3,889,750 shares outstanding. In conjunction with the meeting the Company changed its name to Shadow Wood Corporation. The financial statements reflect the stock split on a retro-active basis.

_________________________________________________________________
                            ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
_________________________________________________________________

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Registrant has been essentially inactive since 1989.

       The Registrant's financial condition has not changed materially since 1992, when the Registrant rescinded a transaction with US Mining and Minerals, Inc. As of June 30, 1995 and December 31, 1994, the Registrant had total assets of $4,542 and $500, respectively, and a stockholder's deficit of $7,440 and $12,743, respectively.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      As indicated above, the Company has had essentially no operations since the end of 1989. The Registrant had no operations, and no revenue during the two quarters ended June 30, 1995 and June 30, 1994. The Registrant had losses from discontinued operations of $3,296 for the three months ended June 30, 1995, as compared to no losses (or revenue) for the three months ended June 30, 1994.

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

                   PART 2.  OTHER INFORMATION
________________________________________________________________
                   ITEM 1.  LEGAL PROCEEDINGS

_________________________________________________________________

      The Company is not a party to any legal proceedings and, to the best of its knowledge, no such action by or against the registrant has been threatened.

_________________________________________________________________
                 ITEM 2.  CHANGES IN SECURITIES

_________________________________________________________________
     None.

_________________________________________________________________
            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

_________________________________________________________________
     Not applicable.

_________________________________________________________________

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

_________________________________________________________________

      At a duly called meeting of its shareholders on June 5, 1995, the Registrant approved a 1-for-20 reverse split in the
Registrant's issued and outstanding stock, and a change of the Company's name from "Rattlesnake Gold, Inc.", to "Shadow Wood Corporation." No other matters were submitted to the Registrant's shareholders during the quarter ended June 30, 1995.

_________________________________________________________________

                   ITEM 5.  OTHER INFORMATION

_________________________________________________________________

     None.

_________________________________________________________________

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

_________________________________________________________________

     (a)  Exhibits.

        None.

     (b)  Reports on Form 8-K.
        During the quarter ended June 30, 1995, no reports on Form 8-K were filed by the Registrant.

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