Form 10-Q
period 1995-09-30
SHADOW WOOD CORP
filed 1996-05-28
CIK 765803

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For Quarter Ended:  September 30, 1995  Commission File No. 2-96624-D

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

      In the opinion of the Registrant, the following unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1995, and the results of its operations and changes in its financial position for the nine months ended September 30, 1995, and September 30, 1994, respectively, and from inception on February 19, 1985 through September 30, 1995. The results of its operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

              (THIS PAGE LEFT INTENTIONALLY BLANK)

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
                         Balance Sheets


                             ASSETS


                                          September 30, December 31,
                                              1995        1994
                                           ___________  ___________
CURRENT ASSETS                            (Unaudited)

  Cash                                    $    4,542  $     500
                                           ___________  ___________
     Total Current Assets                      4,542        500
                                           ___________  ___________
     TOTAL  ASSETS                        $    4,542  $     500
                                           ___________  ___________

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                        $   13,280  $  13,243
                                           ___________  ___________
      Total Current Liabilities               13,280     13,243
                                           ___________  ___________
STOCKHOLDERS' EQUITY (DEFICIT)

  Stock authorized 250,000,000 shares at
   $0.0001 par value; 3,389,750 and
   3,389,750
   shares issued and outstanding,
   respectively                                  389        389
  Additional paid-in capital                 116,637    108,038
  Deficit accumulated during the
   development stage                        (125,764)  (121,170)
                                           ___________  ___________
     Total Stockholders' Equity (Deficit)     (8,738)   (12,743)
                                           ___________  ___________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)      $    4,542  $     500
                                           ___________  ___________

The accompanying notes are an integral part of these financial statements

                      SHADOW WOOD CORPORATION
                   (A Development Stage Company)
                 (Formerly Rattlesnake Gold, Inc.)
                      Statements of Operations
                            (Unaudited)


                                             For the Three Months Ended
                                                  September 30,
                                             __________________________
                                                1995        1994
                                             __________  __________

REVENUES                                     $   -       $   -
                                             __________  __________
EXPENSES                                         -           -

LOSS FROM DISCONTINUED OPERATIONS                 1,298      -
                                             __________  __________
NET (LOSS)                                   $   (1,298) $   -
                                             __________  __________
NET INCOME (LOSS) PER SHARE                  $    (0.00) $    (0.00)
                                             __________  __________

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
                    Statements of Operations
                          (Unaudited)
                                                    From Inception
                                                    on February19,
                       For the Nine Months Ended    1985 Through
                           September 30,             September 30,
                          _____________________
                           1995        1994             1995
                          __________   ________     _____________
REVENUES                   $   -       $    -       $   -
                          __________   ________     _____________
EXPENSES                       -            -           -

LOSS FROM DISCONTINUED
 OPERATIONS                     4,594       -          125,764
                          __________   ________     _____________
NET (LOSS)                 $ (4,594)   $    -       $ (125,764)
                          __________   ________     _____________
NET INCOME (LOSS) PER SHARE  $(0.00)   $ (0.00)     $ (0.00)
                          __________   ________     _____________

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
          Statements of Stockholders' Equity (Deficit)
                          (Unaudited)
                                                      Deficit
                                                      Accumulated
                                          Additional  During the
                       Common Stock         Paid-in   Development
                       Shares   Amount      Capital    Stage
                      _______   ______     ________   __________
Balance at inception
 on February 19, 1995    -       $  -       $ -       $ -

Issuance of shares to
 the officers for cash
 on April 1, 1985 for
 $0.07 per share      127,500      13        8,987      -

Issuance of shares of
 common stock to the
 public for $0.40
 per share            261,250       26     104,474      -

Deferred offering costs
 offset against
additional paid-in
capital                   -           -      (12,958)   -

Shares issued to
 officers and others
 for an average price
 of $0.002 per share  3,501,000    350         7,035    -

Net loss from inception
 on February 19, 1985
 through December 31,
 1991                     -          -         -       (117,993)
                      _______   ______     ________   __________
Balance, December 31,
 1991                 3,889,750    389       107,538   (117,993)

Net loss for the year
 ended December 31,
 1992                     -          -         -         -
                      _______   ______     ________   __________
Balance, December 31,
 1992                 3,889,750    389       107,538   (117,993)

Net loss for the year
 ended December 31,
 1993                     -          -         -         (1,777)
                      _______   ______     ________   __________
Balance, December 31,
 1993                 3,889,750    389       107,538   (119,770)

Contribution of cash
 by officers to the
 Company (Note 3)         -            -         500      -

Net loss for the year
 ended December 31,
 1994                     -          -         -         (1,400)
                      _______   ______     ________   __________
Balance, December 31,
 1994                 3,889,750  $ 389     $ 108,038  $ (121,170)
                      _______   ______     ________   __________

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
          Statements of Stockholders' Equity (Deficit)
                          (Unaudited)
                                                      Deficit
                                                      Accumulated
                                         Additional   During the
                       Common Stock       Paid-in     Development
                       Shares    Amount   Capital     Stage
                      _______   ______     ________   __________
Balance, December 31,
 1994                 3,889,750  $ 389     $ 108,038 $(121,170)

Contribution of cash
 by officers to the
 Company (Note 3)       -            -         8,599      -

Net loss for the nine
 months ended
 September 30, 1995      -          -         -         (4,594)
                      _______   ______     ________   __________
Balance, September 30,
 1995                 3,889,750  $ 389     $ 116,637 $(125,764)
                      _______   ______     ________   __________

The accompanying notes are an integral part of these financial statements

                        SHADOW WOOD CORPORATION
                     (A Development Stage Company)
                   (Formerly Rattlesnake Gold, Inc.)
                        Statements of Cash Flows
                              (Unaudited)

                                                         From Inception
                                                         on February 19,
                             For the Nine Months Ended   1985 Through
                                  September 30,          September 30,
                                    1995     1994           1995
                                  _________  _______     ___________
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net income (loss) from
   discontinued operations        $  (4,594) $   -       $ (125,764)

 Adjustment to reconcile loss
  to net cash used by operating
  activities:

  Increase in accounts payable           37      -           13,280
                                  _________  _______     ___________
     Net Cash Used by
      Operating Activities           (4,557)     -         (112,484)
                                  _________  _______     ___________
CASH FLOWS FROM
 INVESTING ACTIVITIES                  -         -           -
                                  _________  _______     ___________
CASH FLOWS FROM
 FINANCING ACTIVITIES

  Contribution of cash by officers
   to additional paid-in capital      8,599      -            9,099
  Issuance of common stock             -         -          107,927
                                  _________  _______     ___________
     Net Cash Provided by
      Financing Activities            8,599      -          117,026
                                  _________  _______     ___________
INCREASE IN CASH                      4,042      -            4,542

CASH AT BEGINNING OF PERIOD             500      -           -
                                  _________  _______     ___________
CASH AT END OF PERIOD             $   4,542  $   -       $    4,542
                                  _________  _______     ___________
Supplemental Cash Flows
 Information:
  Interest                        $  -       $   -       $   -
  Income taxes                    $  -       $   -       $   -

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
               (Formerly Rattlesnake Gold, Inc.)
                 (A Development Stage Company)
               Notes to the Financial Statements
                  September 30, 1995 and 1994


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

                    SHADOW WOOD CORPORATION
               (Formerly Rattlesnake Gold, Inc.)
                 (A Development Stage Company)
               Notes to the Financial Statements
                  September 30, 1995 and 1994


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        e.  Provision for Taxes

        At September 30, 1995, the Company has net operating loss carryforwards of approximately $125,000 that may be offset against future taxable income through 2010. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater changes the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

        f.  Basis of Presentation

         The  accompanying financial statements are not presented
on  a consolidated basis.  The Company's former subsidiary ceased
operation   in  1989  and  the  losses  have  been  recorded   as
discontinued operations.

NOTE 2 -  GOING CONCERN

        The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. Without realization of additional adequate financing, it would be unlikely for the Company to pursue and realize its objectives. The Company intends to seek a merger with an existing operating company. In the interim, officers of the Company have committed to meeting its minimal operating expenses.

NOTE 3 -  RELATED PARTY TRANSACTIONS

        During 1995 and 1994, officers of the Company contributed
$8,599  and  $500  respectively to the Company  to  meet  minimal
Company expenses.

NOTE 4 -  STOCK SPLIT

         At a shareholders meeting held on June 5, 1995, the Company completed a 1 for 20 reverse stock split of its common stock. This reduced the common stock shares from 77,795,000 shares outstanding to 3,889,750 shares outstanding. In conjunction with the meeting, the Company changed its name to Shadow Wood Corporation. The financial statements reflect the stock split on a retro-active basis.

_________________________________________________________________
                            ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
_________________________________________________________________

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Registrant has been essentially inactive since 1989.

       The Registrant's financial condition has not changed materially since 1992, when the Registrant rescinded a transaction with US Mining and Minerals, Inc. As of September 30, 1995 and December 31, 1994, the Registrant had total assets of $4,542 and $500, respectively, and a stockholder's deficit of $8,738 and $12,743, respectively.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      As indicated above, the Company has had essentially no operations since 1989. The Registrant had no operations, and no revenue during the three quarters ended September 30, 1995 and September 30, 1994. The Registrant had losses from discontinued operations of $1,298 for the three months ended September 30, 1995, as compared to no losses (or revenue) for the three months ended September 30, 1994.

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

     None during the quarter ended September 30, 1995.

_______________________________________________________________
                   ITEM 5.  OTHER INFORMATION

_______________________________________________________________

     None.


______________________________________________________________
           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
______________________________________________________________


     (a)  Exhibits.

     None.

     (b)  Reports on Form 8-K.

     During the quarter ended September 30, 1995, no reports on Form 8-K were filed by the Registrant.

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