Form 10-K
period 1995-12-31
SHADOW WOOD CORP
filed 1996-05-28
CIK 765803

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.

                           FORM 10-K

[X]Annual  Report  Pursuant  To  Section  13  or  15(d)  of   the
     Securities Exchange Act of 1934

[ ]  Transition  Report Pursuant to Section 13 or  15(d)  of  the
     Securities Exchange Act of 1934
          For The Fiscal year Ended December 31, 1995
                 Commission File No. 2-96624-D

                    SHADOW WOOD CORPORATION
     (Exact name of Registrant as specified in its Charter)

                   Delaware                     87-0425513
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)       Identification No.)

      1258 East Malvern Avenue
      Salt Lake City, Utah                         84106
(Address of principal executive offices)        (Zip Code)

      Registrant's Telephone Number including Area Code:
                         (801) 487-2027

               Rattlesnake Gold, Inc.
               4131 Central Expressway L.B., Suite 640
               Dallas, Texas  75204
Former name, former address, and former fiscal year if changed since last report.

Securities Registered Pursuant to Section 12(b) of the Act:
                                                Name of Each Exchange
       Title   of  Each  Class                   on which Registered
             None                                      None

Securities Registered Pursuant to Section 12(g) of the Act:

                              None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]     No [ ]



               PAGE 1 OF 29 CONSECUTIVELY NUMBERED PAGES

      The aggregate market value of the Registrant's voting stock held  by non-affiliates computed with reference to the bid prices
in   the  over-the-counter  market  on  May  10,  1996,  was  not determinable.

      As of the date of the filing of this report, the Registrant had outstanding a total of 3,889,750 shares of its common stock, par value $ 0.001, after giving effect to 1-for-20 reverse split completed in June, 1995.


              DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

     None.

______________________________________________________________

                       TABLE OF CONTENTS

______________________________________________________________

Item Number and Caption                                        Page No.


PART 1

1.  Business                                                     5

2.  Properties                                                  10

3.  Legal Proceedings                                           10

4.  Submission of Matters to a Vote of Security Holders         10


PART II

5.  Market for Registrant's Common Equity and
        Related Stockholder Matters                            11

6.  Selected Financial Data                                    12

7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       13

8.  Financial Statements and Supplementary Data                13

9.   Changes  in  and Disagreements on Accounting
       and  Financial Disclosure                                14


PART III

10. Directors and Executive Officers of the Registrant          14

11. Executive Compensation                                      16

12. Security  Ownership  of  Certain  Beneficial
      Owners   and Management                                   17

13. Certain Relationships and Related Transactions              18

PART IV                                                      Page No.

14. Exhibits, Financial Statement Schedules and
     Reports on Form 8-K                                         19

15.  Signatures                                                  20

                             PART I

_________________________________________________________________
                      ITEM 1.  BUSINESS
_________________________________________________________________

ORGANIZATION AND HISTORY

     Shadow Wood Corporation, formerly "Rattlesnake Gold, Inc." (the "Company" or the "Registrant"), was organized as a Utah corporation under the name "Marino Investments, Inc." on February 19, 1985, for the purpose of creating a capital resource fund to seek, investigate, and, if warranted, to acquire or enter into any suitable business opportunity which management believed had good business potential. At the time of its organization, no specific business or business area was contemplated by management, but rather the Company was created as a "blind pool" to seek a suitable merger or acquisition candidate.

     In October, 1985, the Company, then known as "Marino Investments, Inc.", completed a public offering. At the completion of the offering, the Company had sold a total of
5,225,000 (before giving effect to a 1-for-20 reverse split in June, 1995) shares of common stock at a price of $0.02 per share, resulting in gross proceeds to the Company of $104,500. On completion of the public offering, the Company had a total of
7,775,000 (pre-split) shares of common stock issued and outstanding, including a total of 2,550,000 shares held by the original officers and directors.

     For a period of approximately two years following the completion of its public offering, the Company reviewed a number of businesses for a potential merger or acquisition transaction. In the end of March, 1988, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with U.S. Mining & Minerals, Inc., a Texas corporation (hereinafter "USMM"), under the terms of which the Company agreed to acquire certain mining assets, in exchange for the issuance of a total of 3,493,500 shares of the Company's restricted common stock. This transaction was consummated in April, 1988, resulting in the issuance of a total of 3,493,500 post-split shares of restricted common stock to USMM, which constituted approximately 92% of the issued and outstanding common stock of the Company.

       In connection with the Asset Purchase Agreement, new management, consisting of the designees of USMM, was appointed, and the Company called a special meeting of its shareholders, pursuant to which it changed its name to "Rattlesnake Gold, Inc."; increased its authorized capitalization to 250,000,000 shares; changed its par value from $0.001 to $0.0001 per share; and changed its state of domicile from Utah to Delaware by merging into a newly-formed Delaware corporation created for that purpose. As discussed below, all of the designees of USMM appointed as officers and directors in connection with the Asset Purchase Agreement, resigned in 1988 and 1989, leaving a vacancy in management for several years.

     As indicated above, under the terms of the Asset Purchase Agreement, the Company was to receive an assignment from USMM all of its right title and interest in certain mining interests held by USMM under agreements to acquire mining claims (the "purchase agreements"). These mining interests consisted of mining claims covering approximately 1,700 acres in both lode and placer unpatented mining claims, located in Imperial County, California (the "Claims"). The purchase agreements were entered into between USMM and the original locators of the Claims, or their successors in interest, and provide for acquisition of the Claims through the payment of sums aggregating approximately $343,000, plus interest, plus the retention by the respective locators of a production royalty of net smelter returns.

     The Company was introduced to USMM through John A. McDonald, a finder, who subsequently assisted the Company in negotiating the terms of the Asset Purchase Agreement. For his efforts, Mr. McDonald received a finder's fee of 105,000 shares of the Company's common stock.

    In connection with the transactions contemplated by the Asset Purchase Agreement, the Company planned to become engaged in mining exploration and development on the mining interests it was acquiring. The Company's original business plan, as developed by the designee management of USMM, contemplated the engagement of an independent company to commence mining operations on the mining claims pursuant to the terms of a contract with the Company. At the time of consummation of the Asset Purchase Agreement, the Company had very little capital to fund mining activities, or to make required payments under the purchase agreements, necessary to maintain an interest in such mining claims.

     In the months following the completion of Asset Purchase Agreement, and related transactions, the Company failed due to its inability to raise necessary capital to make required payments to maintain the mining interests, and to undertake planned exploration activities. Consequently, by the end of 1988, the Company was essentially inactive, and various members of management had resigned. By 1989, all of the members of management who had been appointed at the time of the completion of the transaction with original management, had resigned, and the Company was no longer conducting any business activities. By this time, all of the Company's rights to the mining interests had been lost due to failure to make required payments under the purchase agreements.

    In 1989, Jimmy L. Pierce, an individual who previously served as a director and who was a principal shareholder and director of USMM, attempted to assume control of the Company, and proposed the sale of the 3,493,500 post-split shares received by USMM in the Asset Purchase Agreement, to a company with which he was affiliated. At that time, it was reported that the Company had failed to file required periodic reports with the U.S. Securities & Exchange Commission, and that the Company had no assets. The transaction proposed by Mr. Pierce was never consummated, and the Company has been inactive ever since. However, at such time, present management was informed that Mr. Pierce had assumed management control of USMM, which was later confirmed by Mr. Pierce.

     In the beginning of 1992, certain shareholders of the Company, including Edward Dallin Bagley, Mark Archibald, Robert Wright and Jay Tugaw, commenced a legal action on behalf of the Company in the Third District Court, State of Utah, against USMM and Mr. Pierce, as the principal of USMM, seeking a rescission of the asset purchase transaction with USMM, based on the grounds that there was a breach of contract by USMM, failure of consideration due to a cloud or defect on the title of the mining interests allegedly held by the Company, and alleged fraud pertaining to the transaction and the mining interests. After several months, USMM and Mr. Pierce agreed to return the 3,493,500 shares obtained in the transaction, in exchange for the dismissal of the action against these parties. At such time in 1992, Mr. Pierce represented on behalf of USMM that he had authority to transfer the shares issued to USMM, free of encumbrances or any claims, and acknowledged the transfer to Mr. Bagley's group of all 3,493,500 shares.

     The Company has issued to Mr. Pierce a total of 25,000 post-split shares of restricted common stock of the Company, from the 3,493,500 shares returned by Mr. Pierce, in consideration of his efforts in assisting the Company and its principals in resolving this situation. In consideration of resolving this problem and in seeking to reactivate the Company, including payment of accounting and attorney's fees and other assorted costs, the shares received from Mr. Pierce, discussed above, were transferred in 1992, to the four shareholders named above or their assignees. (See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT"). As a result, since these individuals now own approximately 89% of the issued and outstanding common stock of the Company.

       For the past several months, the principal shareholders of the Company, including the nominees, have been undertaking active efforts to reactivate the Company, to put it in a position to seek a new business opportunity for acquisition, merger, or in which the Company may become involved. These activities include the engagement of attorneys and accountants to undertake necessary efforts to update accountings and legal filings, including periodic reports, for filing with the Securities and Exchange Commission. In connection with such activities, these individuals have paid as a contribution to capital several thousand dollars to the Company to cover necessary legal, accounting, filing and other fees and costs incurred.

     In connection with the efforts described above, at a meeting of the shareholders in June, 1995, the Company approved a 1-for-
20 reverse split of the Company's outstanding stock, and a change in the Company's name to "Shadow Wood Corporation".

BUSINESS

     The Company has not been in business since the end of 1989, and has only recently undertaken necessary activities to enable it to become engaged in business operations. The Company plans to seek out, investigate and acquire, or become engaged in, any business opportunity management believes has good business potential. No specific business or industry is presently contemplated.

     Management anticipates that it will only acquire businesses which have, or can generate or provide, audited financial statements. However, management reserves the right to become engaged in a new business venture or a venture in its infancy, if management determines such venture holds good business potential.

     The Company recognizes that because of its extremely limited financial, management and other resources, the number of quality of suitable potential business ventures available to it may be extremely limited.

     The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates, rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature, including, but not limited to, finance, high technology, manufacturing, natural resources, service, research and development, communications, insurance, transportation and others. Management's discretion will be unrestricted and it may participate in any business venture whatsoever, which meets the business objectives discussed herein. It is emphasized that the business objectives of the Company are extremely general and are not intended to be restrictive upon the discretion of management.

     The Company plans to seek one or more potential business ventures from its known sources, but will rely heavily on personal contacts of its officers and directors, as well as indirect associations or contacts between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms or individuals specializing in business acquisitions or reorganizations. However, any individual or firm, exclusive of the officers, directors and principals of the Company who find a venture in which the Company becomes engaged, may be properly compensated for their efforts. In some instances, the Company may publish notices or advertisements seeking a potential business venture in financial or trade publications.

     The Company will not restrict its search to a venture in any particular stage of development, but may acquire or become engaged in a venture in its preliminary or development stage, may participate in a business which is already in operation, or in a business in various stages of it corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company, as a public company, may offer. In some instances, the business endeavors may involve the acquisition of or merger or reorganization with a corporation which does not need substantial additional capital but which desires to establish a public trading market for it securities.

     Firms which seek the Company's participation in their operations through a reorganization, asset acquisition, or some other means may desire to do so to avoid what such firms may deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal and other costs, along with other conditions or requirements imposed by various state and federal regulatory agencies.

     To a large extent, a decision to participate in a specific business endeavor may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products, marketing concepts or services, the merit of technological changes, and numerous factors which may not be reflected on a balance sheet or operating statement and are difficult, if not impossible, to analyze through the application of objective criteria. In many instances, it anticipated that the results of operation of a specific venture may not be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or augment management, and other factors. Because the Company may participate in business endeavors with newly organized firms or with firms which are entering a new phase of growth, it should be emphasized that the Company will incur further risks since management in may instances will not have proved its abilities or effectiveness, the eventual market of such firm's product or services will likely not be established, and the profitability of the firm will be unproved and cannot be accurately predicted.

     The analysis and review of new business ventures will be undertaken by or under the supervision of the officers and directors, none of whom is a professional business analyst. No member of managements has any significant business experience or expertise in any type of business which is likely to be investigated by the Company. Therefore, management will have to rely on their common sense and business judgment as well as upon the advice of consultants to analyze the factors described above. In reviewing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources, the working capital and other financial requirements, the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services available and the depth of management; the potential for growth and expansion; risk factors; the perceived public recognition or acceptance of products, services; and other factors.

     Generally, management will attempt to analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling. The Company is unable to predict the timing  as  to  when it may participate in any specific  business endeavor. It expects, however, that the review of business opportunities will commence immediately, and that the analysis and selection of any given venture may take several months or more.

     The Company presently has no assets, and does not currently have any specific assets, properties or businesses in mind for potential acquisition or involvement by the Company. Further, the Company does not presently have any particular areas of business or industry in which it intends to look for business opportunities.

    In connection with a business acquisition or transaction, the Company may need to raise equity or debt to fund such transaction, or to provide the business opportunity with necessary operating capital. There is no assurance the Company will be able to raise capital when needed, or on terms which are favorable to the Company.

    Offices and Employees

      The   Company   presently   uses   the   offices   of   its
secretary/treasurer at no charge. At such time as business operations commence, the Company may be charged a reasonable amount for its office facilities. The Company has no employees.

________________________________________________________________
                      ITEM 2.  PROPERTIES
________________________________________________________________

    The Company does not hold any properties.


________________________________________________________________

                   ITEM 3.  LEGAL PROCEEDINGS
________________________________________________________________
    None.

     The Company is not a party to any material pending legal proceedings, and no such proceedings by or, to the best of its knowledge, against the Company have been threatened.


_________________________________________________________________

                            ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITY HOLDERS
_________________________________________________________________
     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report. In June, 1995, the Registrant held a special meeting of its shareholders, at which directors of the Registrant were elected, the Registrant changed its name to "Shadow Wood Corporation," and the Registrant effectuated a 1-for-20 reverse split of its issued and outstanding shares.

                            PART II

_________________________________________________________________

                            ITEM 5.

             MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS
_________________________________________________________________
    The Company's securities were not traded or quoted during the quarter ended December 31, 1995, and have not traded since approximately the end of 1989. There is currently no trading market for the Company's securities, however, the Company's shares of common stock are eligible for quotation on the NASD Electronic Bulletin Board under the symbol "SHAD".

    Since inception, no dividends have been paid on the Company's
common   stock,  and  the  Company  does  not  anticipate  paying
dividends in the foreseeable future.

      As   of  the  date  of  filing  this  report,  there   were
approximately 133 holders of record of the Company's common stock.

_________________________________________________________________

                            ITEM 6.

                    SELECTED FINANCIAL DATA
_________________________________________________________________

     The following selected financial data of the Company is  not covered by an opinion of a certified public accountant and should be  read in conjunction with the financial statements and related notes thereto.
                          Income Data
                                                    Period  from Inception
                                                   (February  19,1985)
                For the Year Ended December 31,   through December 31, 1995
           1995     1994   1993     1992     1991
          _____    _____   ____    ______    ______     ___________
Revenue   $ -0-    $ -0-   $-0-     $ -0-    $  -0-       $   -0-

Net Income
(loss)    (6,029)  (1,400) (1,777)    -0-       -0-       (127,199)

Net Earnings
(loss)
per share   -0-      -0-    -0-       -0-       -0-           -0-

                       Balance Sheet Data
                         as of December 31,
                   _____________________________________________
                   1995      1994      1993      1992      1991
                 ______   ______       ____    ______    ______

Total      $        415   $  500       $-0-   $  -0-     $  -0-
Assets

Long Term          -0-        -0-       -0-      -0-        -0-
Liabilities

Current
Liabilities        10,588   13,243    11,843    10,066     10,066

Total
Liabilities        10,588   13,243    11,843    10,066     10,066

Shareholder's
Equity          (10,173)   (12,743)  (10,843)  (10,066)   (10,066)

                            ITEM 7.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
_________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had only $415 in cash, and no other liquid assets or resources. As of December 31, 1994, the Company had $500 in liquid assets. Liabilities at December
31, 1995 and 1994, were $10,588 and $13,243, respectively.

     At present, the Company does not have adequate capital to conduct any significant operations. The Company will be engaged immediately in the search for potential business opportunities for acquisition or involvement by the Company. Management believes that any business venture in which the Company becomes involved will be made by issuing shares of the Company's authorized but unissued common stock. It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

RESULTS OF OPERATIONS

     The Company had essentially no operations during the two years ended December 31, 1995. The Company's only activities consisted of necessary legal, accounting and corporate undertakings for the purpose of reactivating the Company and bringing the Company's accounting and reporting current.



_________________________________________________________________

                            ITEM 8.

          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
_________________________________________________________________

    The financial statements are included beginning at page 22.

_______________________________________________________________
                            ITEM 9.

           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE
______________________________________________________________

    Not applicable.


                            PART III

_________________________________________________________________

                            ITEM 10.

       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
_________________________________________________________________

NAMES AND TERMS OF OFFICE

     The table below sets forth the name, age, and position of each executive officer and director of the Company.

    Name           Age            Position                       Since

Robert L. Wright    44      President and Chairman            November, 1995

Mark Archibald      37       Secretary/Treasurer              June, 1995


     The term of office of each executive officer and director is one year and until his successor is elected and qualified.

     Set forth below is biographical information for each of the Company's officers and directors.

     Robert  L.  Wright, age 44, has been employed  by  Southland
Corporation in Salt Lake City since 1993, where he manages a group of convenience stores. He also has worked as a baggage handler for Delta Airlines since 1993. From 1984 to 1992, he was a sales representative of Wilson-Davis & Co., Inc., a securities brokerage firm in Salt Lake City. Prior to his employment with Wilson-Davis, Mr. Wright was an air traffic controller at the Salt Lake City International Airport. He received a bachelor's degree from the University of Utah in 1981 in psychology and sociology.

     Mark Archibald, age 37, has been involved in a number of personal business ventures over the past few years. For the past year, he has been an employee of Lumpy's, a restaurant and dinner club located in Salt Lake City, Utah. From approximately 1984 to 1993, he was a sales representative with Wilson-Davis & Company. Mr. Archibald is a former professional skier and remains actively involved in the ski industry, judging ski events.

_________________________________________________________________

                ITEM 11.  EXECUTIVE COMPENSATION
_________________________________________________________________

REMUNERATION DURING FISCAL YEAR

    During the fiscal year ended December 31, 1995, no officer or director received any compensation.

________________________________________________________________

                            ITEM 12.

            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT
________________________________________________________________

     The following table sets forth the name and address, as of the date of the filing of this report, the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group:


Name and Address of 5%           Number of
Shareholders, and Name of         Shares                  Percent
Officers and Directors            Owned(1)(2)         of Class(1)(2)

Principal Shareholders

Edward Dallin Bagley              877,125                22.5%
8 Shadow Wood Lane
Sandy, UT  84092

Mark Archibald                    867,125                22.3%
1288 East Malvern
Salt Lake City, UT  84106

Robert Wright                     867,125                22.3%
1475 Sandpiper Way, #54
Salt Lake City, UT  84117

Mike Callister                    878,875                22.6%
1765 Vine Street
Salt Lake City, UT  84121

Officers and Directors:

Robert Wright              ------ See Above ------

Mark Archibald             ------ See Above ------

All Officers and Directors as a Group
(2 persons):                      1,734,250              44.6%

___________________

     (1) Unless otherwise indicated, all shares are owned directly and of record. There are no shares owned by these individuals beneficially which are not reflected.

     (2) All figures give effect to a 1-for-20 reverse split effectuated in June, 1995.

_________________________________________________________________
                            ITEM 13.

         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
_________________________________________________________________

TERMINATION OF RATTLESNAKE TRANSACTION

      As discussed in "ITEM 1. BUSINESS: ORGANIZATION AND HISTORY", the Company and certain principals in 1992 cancelled, and terminated, the Asset Purchase Agreement and related transactions entered into with USMM, resulting in the transfer of 3,493,500 post-split shares issued in the transaction to the principals involved in reactivating the Company. In connection with this transaction, the Company and certain principals involved in the efforts to reactivate the Company agreed to issue to Jimmy Pierce a total of 25,000 post-split shares of restricted common stock of the Company. The remaining 3,468,500 shares were transferred in 1992 to certain principal shareholders, in consideration of their contributions of time and monies in reactivating the Company. (See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "ITEM 1. BUSINESS:
ORGANIZATION AND HISTORY"). These transactions were the result of arms' length negotiations.

ELECTION OF DIRECTOR

     As indicated throughout this Proxy Statement, in the months following the unsuccessful Asset Purchase Agreement with USMM, the officers and directors of the Company resigned, leaving the Company without any management. In 1992, the principal shareholders of the Company, holding approximately 89% of the issued and outstanding common stock, elected Edward Dallin Bagley as interim sole director of the Company, for the purpose of resolving the USMM dispute, and to subsequently facilitate a meeting of the shareholders in June, 1995, to elect a board of directors. Mr. Bagley and Mark Archibald were elected directors in June, 1995. Mr. Bagley resigned as President in November, 1995, and Robert Wright was elected to replace him.

SHAREHOLDERS' MEETING

     On June 5, 1995, at a meeting of the Company's shareholders, the Company effectuated a 1-for-20 reverse split of its outstanding common stock, elected Edward Dallin Bagley and Mark Archibald as directors, and changed the Company's name to "Shadow Wood Corporation."


                            PART IV
_________________________________________________________________

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                    AND REPORTS ON FORM 8-K
_________________________________________________________________
    The following financial statements and schedules are included immediately following the signature page to this report.

(a)(1) FINANCIAL STATEMENTS

TITLE                                                    PAGE NO.

Independent Accountants' Report of Jones, Jensen
    & Company                                               F-1

Balance Sheets as of December 31, 1995 and 1994             F-2

Statement of Operations for the three
    years ended December 31, 1995, 1994 and 1993            F-3

Statement of Stockholders' Equity for the
   period from inception (February 19, 1995)
    through December 31, 1995                               F-4

Statement of Cash Flows for the period
    from inception through December 31, 1995                F-6

Notes to Financial Statements                               F-7

(a)(2).  FINANCIAL STATEMENT SCHEDULES

    None.

(a)(3).  EXHIBITS:

     EXHIBIT NO.   SEC Reference No.  Title of Document  Location

       1           (3)                *Articles of       Exhibit 1
                                      Incorporation
                                      (as amended)

       2           (3)                *Bylaws                *

       3           (99)               Proxy Statement   Exhibit 2

     *Except for Articles of Amendment, dated September 5, 1995, changing the Registrant's name, attached as Exhibit 1, articles of incorporation and bylaws, as amended, are incorporated by reference to the Form 10-Q for the quarter ended March 31, 1988, dated May 20, 1988.

(b)     REPORTS ON FORM 8-K

     During the fiscal year ended December 31, 1995, the Company filed no reports on Form 8-K.

    ___________________________________________________

                            SIGNATURES
    __________________________________________________

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                   REGISTRANT:

                   SHADOW WOOD CORPORATION
                   (formerly "Rattlesnake Gold, Inc.")

Dated:  May 23, 1996      By /s/ Robert Wright
                         Robert Wright, (Principal Executive Officer)

Dated:  May 23, 1996          By /s/ Mark Archibald
                            Mark Archibald, (Principal Financial and
                               Accounting Officer)


    Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Dated:  May 23, 1996      By /s/ Robert Wright
                         Robert Wright, President and
                         Chairman of the Board



Dated:  May 23, 1996      By /s/ Mark Archibald
                      Mark Archibald, Secretary/Treasurer,
                            Director

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH  REPORTS
FILED  PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH  HAVE  NOT  BEEN REGISTERED SECURITIES  PURSUANT  TO
SECTION 12 OF THE ACT.

2(b)     Copies   of  a  Proxy  Statement  sent   to   the
Registrant's shareholders in May, 1995, has been sent to the Commission.

                     JONES, JENSEN & COMPANY
                  CERTIFIED PUBLIC ACCOUNTANTS
                  349 South 200 East, Suite 500
                   Salt Lake City, Utah 84111




                  INDEPENDENT AUDITORS' REPORT


Board of Directors
Shadow Wood Corporation
(Formerly Rattlesnake Gold, Inc.)
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Shadow Wood Corporation (Formerly Rattlesnake Gold, Inc.) (a development stage company) as of December 31, 1995 and 1994 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1995, 1994 and 1993 and from inception on February 19, 1985 through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shadow Wood Corporation (Formerly Rattlesnake Gold, Inc.) (a development stage company) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 and from inception on February 19, 1985 through December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has suffered recurring losses from operations and has no operating capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.


  /s/ Jones, Jensen & Company
Jones, Jensen & Company
February 20, 1996


                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
                         Balance Sheets


                             ASSETS

                                               December 31,
                                           1995           1994
                                          _________   ________
CURRENT ASSETS

  Cash                                    $     415  $     500
                                          _________   ________
     Total Current Assets                       415        500
                                          _________   ________
     TOTAL ASSETS                         $     415  $     500
                                          _________   ________

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                        $  10,588  $  13,243
                                          _________   ________
     Total Current Liabilities               10,588     13,243
                                          _________   ________
STOCKHOLDERS' EQUITY (DEFICIT)

  Stock authorized 250,000,000 shares
   at $0.0001 par value; 3,889,750
   shares issued and outstanding                389        389
  Additional paid-in capital                116,637    108,038
  Deficit accumulated during the
   development stage                       (127,199)  (121,170)
                                          _________   ________
     Total Stockholders' Equity (Deficit)   (10,173)   (12,743)
                                          _________   ________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)      $     415  $     500
                                          _________   ________

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
                    Statements of Operations

                                                         From
                                                     Inception on
                                                     February 19,
                           For the Years Ended        1985 Through
                                December 31,          December 31,
                          1995    1994     1993          1995
                       ________  ________  ________   __________

REVENUES               $ -       $  -       $ -       $ -
                       ________  ________  ________   __________

EXPENSES                 -          -         -         -

LOSS FROM DISCONTINUED
 OPERATIONS               6,029    1,400     1,777      127,199
                       ________  ________  ________   __________

NET  INCOME (LOSS)     $ (6,029) $(1,400)  $(1,777)   $(127,199)
                       ________  ________  ________   __________

NET INCOME (LOSS) PER
 SHARE                 $  (0.00) $(0.00) $   (0.00)
                       ________  ________  ________

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
          Statements of Stockholders' Equity (Deficit)
                                                       Deficit
                                                       Accumulated
                                           Additional  During the
                         Common   Stock    Paid-in     Development
                         Shares  Amount    Capital      Stage
                         ______  _______   _________   ___________
Balance at inception
 on February 19, 1995    -       $  -       $ -          $ -

Issuance of shares to
 the officers for cash
 on April 1,1985
 for $0.07 per share     127,500    13        8,987        -

Issuance of shares of
 common stock to the
 public for $0.40
 per share               261,250    26       104,474       -

Deferred offering costs
 offset against additional
 paid-in  capital            -       -       (12,958)      -

Shares issued to officers
 and others for an average
 price of  $0.002
 per  share             3,501,000   350       7,035        -

Net loss from inception
 on February 19, 1985
 through December 31,
 1991                        -        -         -       (117,993)
                         ______  _______   _________   ___________
Balance,  December  31,
 1991                   3,889,750   389      107,538    (117,993)

Net loss for the year ended
 December 31, 1992           -        -         -          -
                         ______  _______   _________   ___________
Balance,  December  31,
 1992                   3,889,750   389      107,538    (117,993)

Net loss for the
 year ended December
 31, 1993                    -        -         -         (1,777)
                         ______  _______   _________   ___________
Balance,  December
 31, 1993               3,889,750    389     107,538    (119,770)

Contribution of cash
 by officers to the
 Company (Note 3)            -        -         500         -

Net loss for the year ended
 December 31, 1994           -        -         -         (1,400)
                         ______  _______   _________   ___________
Balance, December
 31, 1994               3,889,750   $ 389   $ 108,038  $(121,170)
                         ______  _______   _________   ___________

The accompanying notes are an integral part of these financial statements
                              PAGE F-4

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
          Statements of Stockholders' Equity (Deficit)
                                                       Deficit
                                                       Accumulated
                                           Additional  During the
                         Common   Stock    Paid-in     Development
                         Shares  Amount    Capital      Stage
                         ______  _______   _________   ___________
Balance, December
 31, 1994              3,889,750  $ 389     $ 108,038  $(121,170)

Contribution of cash
 by officers to the
 Company (Note 3)           -        -          8,599        -

Net loss for the year
 ended December 31, 1995    -        -             -      (6,029)
                         ______  _______   _________   ___________
Balance, December
 31, 1995              3,889,750  $ 389     $ 116,637  $(127,199)
                         ______  _______   _________   ___________

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
                    Statements of Operations
                                                                    From
                                                               Inception on
                                                               February 19,
                                      For the Years Ended      1985 Through
                                         December 31,          December 31,
                                  ____________________________
                                  1995        1994      1993        1995
                                  _______   _______    _______  _________
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net income (loss) from
    discounted operations         $(6,029)  $(1,400)   $(1,777) $(127,199)
Adjustment to reconcile loss
 to net cash used by operating
 activities:

  Increase (decrease) in accounts
   payable                         (2,655)     1,400     1,177    10,588
                                  _______   _______    _______  _________
     Net Cash Used by
        Operating  Activities      (8,684)        -        -    (116,611)
                                  _______   _______    _______  _________
CASH FLOWS FROM
 INVESTING ACTIVITIES                 -           -        -         -
                                  _______   _______    _______  _________
CASH FLOWS FROM
 FINANCING ACTIVITIES

  Contribution of cash by
   officers to additional
   paid-in  capital                  8,599      500       -       9,099
    Issuance  of  common  stock       -           -       -     107,927
                                  _______   _______    _______  _________

     Net Cash Provided by
        Financing Activities         8,599      500       -     117,026
                                  _______   _______    _______  _________

INCREASE (DECREASE) IN CASH           (85)      500       -         415

CASH AT BEGINNING OF PERIOD            500        -       -           -
                                  _______   _______    _______  _________

CASH AT END OF PERIOD             $    415   $  500     $ -    $    415
                                  _______   _______    _______  _________
Supplemental Cash Flows
  Information:
   Interest                       $ -        $  -       $ -    $ -
   Income Taxes                   $ -        $  -       $ -    $ -

The accompanying notes are an integral part of these financial statements
                                 PAGE F-6

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
               Notes to the Financial Statements
                   December 31, 1995 and 1994

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

       On April 5, 1988, the Company entered into an agreement ad plan of reorganization with U.S. Mining and Minerals, Inc., whereby the Company was to acquire mineral lease rights in exchange for the issuance of 69,870,000 common shares to U.S. Mining and Minerals, Inc. An additional 150,000 common shares were issued for finders fees in conjunction with the reorganization. However, the terms of the agreement were not complied with and the plan of reorganization was rescinded in 1992. The recision was effective as of 1988. The stock issued at the time was not cancelled but turned over to the new officers and directors for money spent on behalf of the Company.

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

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
               Notes to the Financial Statements
                   December 31, 1995 and 1994

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       e.  Provision for Taxes

        At December 31, 1995, the Company has net operating loss carryforwards of approximately $127,000 that may be offset against future taxable income through 2010. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater changes the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                     *****  END OF FINANCIAL STATEMENTS  *****

                                                        EXHIBIT 1


                    CERTIFICATE OF AMENDMENT

                TO CERTIFICATE OF INCORPORATION

                               OF

                     RATTLESNAKE GOLD, INC.

         (changed herein to "SHADOW WOOD CORPORATION")

      In accordance with Section 242 of the Delaware Corporation Law Annotated, as amended, Rattlesnake Gold, Inc. (the "Corporation"), a Delaware corporation, does hereby adopt the following Certificate of Amendment (the "Amendment") to the Certificate of Incorporation.

      1. The Certificate of Incorporation of the Corporation is hereby amended by deleting Article I in its entirety and inserting the following in lieu thereof:

                           ARTICLE I

                              NAME

     The name of the Corporation hereby created shall be:

                    SHADOW WOOD CORPORATION

      2. Except as specifically provided herein, the provisions of the Corporation's Certificate of Incorporation shall remain unamended and shall continue in full force and effect.

      3. By execution of this Certificate of Amendment to the Certificate of Incorporation, the president and secretary of the Corporation do hereby certify that the foregoing amendment to the Certificate of Incorporation was adopted as amendments to the original Certificate of Incorporation of the Corporation by the shareholders of said Corporation at a special meeting of the shareholders of the Corporation in accordance with Section 242, Delaware Corporation Law Annotated.

      IN  WITNESS WHEREOF, the foregoing Certificate of Amendment to the Certificate of of Incorporation of Rattlesnake Gold, Inc.,
has been executed this  31st    day of August, 1995.



                                   RATTLESNAKE GOLD, INC.
ATTEST:


/s/ Mark Archibald                      By/s/Edward Dallin Bagley
Mark   Archibald                         Edward  Dallin   Bagley, President

STATE OF UTAH       }
               : ss.
COUNTY OF DAVIS     }

      On this 31st day of August, 1995, personally appeared before me Edward Dallin Bagley and Mark Archibald, who being by me duly sworn did say, each for themselves, that he, the said Edward Dallin Bagley, is the president, and he, the said Mark Archibald, is the secretary, respectively, of Rattlesnake Gold, Inc., and that they are the persons who executed the foregoing Certificate of Amendment to the Certificate of Incorporation for and on behalf of Rattlesnake Gold, Inc., and that the statements contained therein are true.

     WITNESS MY HAND AND OFFICIAL SEAL.


                                   /s/ Elizabeth Maloy
                                   NOTARY PUBLIC

                                   Residing in Davis County, Utah
My Commission Expires:
    11/1/97

                                                        EXHIBIT 2

                     RATTLESNAKE GOLD, INC.
                       8 SHADOW WOOD LANE
                       SANDY, UTAH  84092

          NOTICE OF A SPECIAL MEETING OF SHAREHOLDERS
                    TO BE HELD JUNE 5, 1995

TO THE SHAREHOLDERS OF RATTLESNAKE GOLD, INC.:

       A special meeting of the shareholders (the "Special Meeting") of RATTLESNAKE GOLD, INC. (the "Company"), will be held at 505 South Main Street, Bountiful, Utah 84010, on June 5, 1995, at 2:00 p.m., Mountain Time, to consider and vote on the following proposals:

     (1) To adopt and approve a plan of recapitalization whereby the issued and outstanding common stock of the Company will be reverse split, or consolidated, on a one-for-twenty basis, so that each holder of common stock will receive one share of the Company's common stock, par value $0.0001 per share, for each twenty (20) shares now held, and the 77,795,000 shares currently outstanding will be reduced to approximately 3,889,750 shares;

      (2) To adopt and approve a proposed amendment to the Certificate of Incorporation of the Company which changes the name of the Company to "Shadow Wood Corporation", or some derivation thereof as the board of directors may determine; and

      (3) To elect Edward Dallin Bagley and Mark Archibald as directors of the Company, to serve for a term of one year or until their successors are elected and qualified; and

      (4) To transact such other business as may properly come before the special meeting.

      This meeting is being called by Edward Dallin Bagley, who, together with other greater than 10% shareholders of the Company, who hold collectively approximately 89% of the outstanding common stock of the Company, recently elected Mr. Bagley as president and sole interim director of the Company, for the purpose of calling this special meeting of the shareholders.

      ONLY SHAREHOLDERS OF RECORD AT THE CLOSE OF BUSINESS ON MAY
18,  1995 (THE "RECORD DATE"), ARE ENTITLED TO NOTICE OF  AND  TO
VOTE  AT  THE SPECIAL MEETING.  THE ATTENDANCE AT AND/OR VOTE  OF
EACH SHAREHOLDER AT THE SPECIAL MEETING IS IMPORTANT.

                              BY ORDER OF THE BOARD OF
                               DIRECTORS


Salt Lake City, Utah
                              By /s/ Edward Dallin Bagley
DATED:    May  18,  1995       Edward  Dallin  Bagley, President

_________________________________________________________________
PLEASE FILL IN, SIGN, DATE, AND RETURN THE ENCLOSED PROXY TO THE COMPANY'S TRANSFER AGENT, WHETHER OR NOT YOU EXPECT TO ATTEND THE SPECIAL MEETING. A RETURN ENVELOPE IS ENCLOSED FOR YOUR CONVENIENCE.

              [THIS PAGE INTENTIONALLY LEFT BLANK]

                     RATTLESNAKE GOLD, INC.
                       8 Shadow Wood Lane
                       Sandy, Utah  84092

________________________________________________________________
                        PROXY STATEMENT
________________________________________________________________

      This Proxy Statement is furnished to shareholders of RATTLESNAKE GOLD, INC., a Delaware corporation (the "Company"), in connection with its special meeting of shareholders (the "Special Meeting") to be held on June 5, 1995, at 505 South Main Street, Bountiful, Utah 84010, at 2:00 p.m., Mountain Time, and at any adjournment(s) thereof. This Proxy Statement and the notice of Special Meeting are first being mailed to shareholders on or about May 18, 1995.

      A PROXY FOR USE AT THE SPECIAL MEETING IS ENCLOSED. ANY SHAREHOLDER WHO EXECUTES AND DELIVERS A PROXY HAS THE RIGHT TO REVOKE IT AT ANY TIME BEFORE ITS EXERCISE BY FILING WITH THE SECRETARY OF THE COMPANY AN INSTRUMENT REVOKING IT OR A DULY EXECUTED PROXY BEARING A LATER DATE. IN ADDITION, A SHAREHOLDER MAY REVOKE A PROXY PREVIOUSLY EXECUTED BY HIM BY ATTENDING THE SPECIAL MEETING AND ELECTING TO VOTE IN PERSON.

     Proxies are being solicited by management. The cost of this solicitation will be borne by the Company. Solicitation will be primarily by mail, but may be made by telephone, telegraph, or personal contact by certain officers and employees of the Company who will not receive any compensation therefor.

      Only holders of record of the 77,795,000 shares of common stock of the Company outstanding as of May 18, 1995 (the "Record Date"), are entitled to vote at the Special Meeting. Each holder of common stock has the right to one vote for each share of the Company's common stock owned. Cumulative voting for the election of directors or for any other purpose is not provided for. Stock representing one-half of the voting power of the 77,795,000 shares of the Company's common stock outstanding on the Record Date, must be represented at the Special Meeting to constitute a quorum for conducting business.

      At the Special Meeting, the shareholders will consider and vote on the following proposals:

     (1) To adopt and approve a plan of recapitalization whereby the issued and outstanding common stock of the Company will be reverse split, or consolidated, on a one-for-twenty basis, so that each holder of common stock will receive one share of the Company's common stock, par value $0.0001 per share, for each twenty (20) shares now held, and the 77,795,000 shares currently outstanding will be reduced to approximately 3,889,750 shares;

      (2) To adopt and approve a proposed amendment to the Certificate of Incorporation of the Company which changes the name of the Company to "Shadow Wood Corporation", or some derivation thereof as the board of directors may determine;

      (3) To elect Edward Dallin Bagley and Mark Archibald as directors of the Company, to serve for a term of one year or until their successors are elected and qualified; and

      (4) To transact such other business as may properly come before the special meeting.

      Four shareholders, including Edward Dallin Bagley, who hold a total of 69,370,000 shares of the Company's common stock, acquired in connection with the Company's recent efforts to reactivate its business, or approximately 89% of the issued and outstanding common stock of the Company, have indicated their intention to vote their shares in favor of each proposal. Accordingly, no additional votes will be necessary to approve the matters proposed in this proxy statement. Shareholders are, however, encouraged to vote as an indication of their approval or opposition to the proposals set forth herein.

_________________________________________________________________

                  HISTORY/RECENT DEVELOPMENTS

_________________________________________________________________

ORGANIZATION AND HISTORY

      Rattlesnake Gold, Inc. (the "Company") was organized as a Utah corporation under the name "Marino Investments, Inc." on February 19, 1995, for the purpose of going public, through a
"blind pool" public offering, to locate a suitable merger or acquisition candidate. On August 28, 1995, the Company's registration statement on Form S-18 for the public offering of up to 7,500,000 shares of the Company's common stock at a price of $0.02 per share, was declared effective by the U.S. Securities and Exchange Commission. In the Company's public offering completed in approximately October, 1995, the Company sold a total of 5,225,000 shares of common stock at a price of $0.02 per share, resulting in gross proceeds of $104,500. On completion of the public offering, the Company had a total of 7,775,000 shares of common stock issued and outstanding, including a total of 2,550,000 shares held by the original officers and directors.

      For a period of approximately two years following the completion of its public offering, the Company reviewed a number of businesses for a potential merger or acquisition transaction. In the end of March, 1988, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with U.S. Mining & Minerals, Inc., a Texas corporation (hereinafter "USMM"), under the terms of which the Company agreed to acquire certain mining assets, in exchange for the issuance of a total of 69,870,000 shares of the Company's restricted common stock. This transaction was consummated in April, 1988, resulting in the issuance of a total of 69,870,000 shares of restricted common stock to USMM, which constituted approximately 92% of the issued and outstanding common stock of the Company.

        In connection with the Asset Purchase Agreement, new management, consisting of the designees of USMM, was appointed, and the Company called a special meeting of its shareholders, pursuant to which it changed its name to "Rattlesnake Gold, Inc."; increased its authorized capitalization to 250,000,000 shares; changed its par value from $0.001 to $0.0001 per share; and changed its state of domicile from Utah to Delaware by merging into a newly-formed Delaware corporation created for that purpose. As discussed below, all of the designees of USMM appointed as officers and directors in connection with the Asset Purchase Agreement, resigned in 1988 and 1989, leaving a vacancy in management for several years.

      As indicated above, under the terms of the Asset Purchase Agreement, the Company was to receive an assignment from USMM all of its right title and interest in certain mining interests held by USMM under agreements to acquire mining claims (the "purchase agreements"). These mining interests consisted of mining claims covering approximately 1,700 acres in both lode and placer unpatented mining claims, located in Imperial County, California (the "Claims"). The purchase agreements were entered into between USMM and the original locators of the Claims, or their successors in interest, and provide for acquisition of the Claims through the payment of sums aggregating approximately $343,000, plus interest, plus the retention by the respective locators of a production royalty of net smelter returns.

     The Company was introduced to USMM through John A. McDonald, a finder, who subsequently assisted the Company in negotiating the terms of the Asset Purchase Agreement. For his efforts, Mr. McDonald received a finder's fee of 105,000 shares of the Company's common stock.

      In connection with the transactions contemplated by the Asset Purchase Agreement, the Company planned to become engaged in mining exploration and development on the mining interests it was acquiring. The Company's original business plan, as developed by the designee management of USMM, contemplated the engagement of an independent company to commence mining operations on the mining claims pursuant to the terms of a contract with the Company. At the time of consummation of the Asset Purchase Agreement, the Company had very little capital to fund mining activities, or to make required payments under the purchase agreements, necessary to maintain an interest in such mining claims.

      In the months following the completion of Asset Purchase Agreement, and related transactions, the Company failed due to its inability to raise necessary capital to make required payments to maintain the mining interests, and to undertake planned exploration activities. Consequently, by the end of 1988, the Company was essentially insolvent and inactive, and various members of management had resigned. By 1989, all of the members of management who had been appointed at the time of the completion of the transaction with original management, had resigned, and the Company was no longer conducting any business activities. By this time, all of the Company's rights to the mining interests had been lost due to failure to make required payments under the purchase agreements.

     In 1989, Jimmy L. Pierce, an individual who was appointed as a director and who was a principal shareholder and director of USMM, attempted to assume control of the Company, and proposed the sale of the 69,870,000 shares received by USMM in the Asset Purchase Agreement, to a company with which he was affiliated. At that time, it was reported that the Company had failed to file required periodic reports with the U.S. Securities & Exchange Commission, and that the Company had no assets. The transaction proposed by Mr. Pierce was never consummated, and the Company has been inactive and insolvent ever since. However, at such time, present management was informed that Mr. Pierce had assumed management control of USMM, which was later confirmed by Mr. Pierce.

      In the beginning of 1992, certain shareholders of the Company, including Edward Dallin Bagley, Mark Archibald, Robert Wright and Jay Tugaw, commenced a legal action on behalf of the Company in the Third District Court, State of Utah, against USMM and Mr. Pierce, as the principal of USMM, seeking a rescission of the asset purchase transaction with USMM, based on the grounds that there was a breach of contract by USMM, failure of consideration due to a cloud or defect on the title of the mining interests allegedly held by the Company, and alleged fraud pertaining to the transaction and the mining interests. After several months, USMM and Mr. Pierce agreed to return the 69,870,000 shares obtained in the transaction, in exchange for the dismissal of the action against these parties. At such time, and subsequently in a letter agreement entered into in 1994, Mr. Pierce represented on behalf of USMM that he had authority to transfer the shares issued to USMM, free of encumbrances or any claims, and acknowledged the transfer to Mr. Bagley's group (See "PRINCIPAL SHAREHOLDERS") of all 69,780,000 shares. The Company and the Bagley group have agreed to issue to Mr. Pierce, a total of 500,000 shares of restricted common stock of the Company, from the 69,870,000 shares returned by Mr. Pierce, in consideration of his efforts in assisting the Company and its principals in resolving this situation. In consideration of the contribution by its principals of time and monies on the Company's behalf over the past two years in seeking to reactivate the Company, including accounting and attorney's fees and other assorted costs, the Company has issued to these principals the shares received from Mr. Pierce, discussed above. (See "CERTAIN TRANSACTIONS" AND "PRINCIPAL SHAREHOLDERS"). As a result, these individuals now own approximately 89% of the issued and outstanding common stock of the Company.

       For the past several months, the principal shareholders of the Company, including the nominees, have been undertaking active efforts to reactivate the Company, to put it in a position to seek a new business opportunity for acquisition, merger, or in which the Company may become involved. These activities include the engagement of attorneys and accountants to undertake necessary efforts to update accountings and legal filings, including periodic reports, for filing with the Securities and Exchange Commission. In connection with such activities, these individuals have advanced several thousand dollars to the Company to cover necessary legal, accounting, filing and other fees and costs incurred over the past few months.

BUSINESS

      The Company has not been in business since the end of 1989, and has only recently undertaken necessary activities to enable it to become engaged in business operations. The Company plans to seek out, investigate and acquire, or become engaged in, any business opportunity management believes has good business potential. No specific business or industry is presently contemplated.

      Management anticipates that it will only acquire businesses which have, or can generate or provide, audited financial statements. However, management reserves the right to become engaged in a new business venture or a venture in its infancy, if management determines such venture holds good business potential.

     The Company recognizes that because of its extremely limited financial, management and other resources, the number of quality of suitable potential business ventures available to it may be extremely limited.

      The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates, rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature, including, but not limited to, finance, high technology, manufacturing, natural resources, service, research and development, communications, insurance, transportation and others. Management's discretion will be unrestricted and it may participate in any business venture whatsoever, which meets the business objectives discussed herein. It is emphasized that the business objectives of the Company are extremely general and are not intended to be restrictive upon the discretion of management.

      The Company plans to seek one or more potential business ventures from its known sources, but will rely heavily on personal contacts of its officers and directors, as well as indirect associations or contacts between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms or individuals specializing in business acquisitions or reorganizations. However, any individual or firm, exclusive of the officers, directors and principals of the Company who find a venture in which the Company becomes engaged, may be properly compensated for their efforts. In some instances, the Company may publish notices or advertisements seeking a potential business venture in financial or trade publications.

     The Company will not restrict its search to a venture in any particular stage of development, but may acquire or become engaged in a venture in its preliminary or development stage, may participate in a business which is already in operation, or in a business in various stages of it corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company, as a public company, may offer. In some instances, the business endeavors may involve the acquisition of or merger or reorganization with a corporation which does not need substantial additional capital but which desires to establish a public trading market for it securities.

      Firms which seek the Company's participation in their operations through a reorganization, asset acquisition, or some other means may desire to do so to avoid what such firms may deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal and other costs, along with other conditions or requirements imposed by various state and federal regulatory agencies.

      To a large extent, a decision to participate in a specific business endeavor may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products, marketing concepts or services, the merit of technological changes, and numerous factors which may not be reflected on a balance sheet or operating statement and are difficult, if not impossible, to analyze through the application of objective criteria. In many instances, it anticipated that the results of operation of a specific venture may not be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or augment management, and other factors. Because the Company may participate in business endeavors with newly organized firms or with firms which are entering a new phase of growth, it should be emphasized that the Company will incur further risks since management in may instances will not have proved its abilities or effectiveness, the eventual market of such firm's product or services will likely not be established, and the profitability of the firm will be unproved and cannot be accurately predicted.

      The analysis and review of new business ventures will be undertaken by or under the supervision of the officers and directors, none of whom is a professional business analyst. No member of managements has any significant business experience or expertise in any type of business which is likely to be investigated by the Company. Therefore, management will have to rely on their common sense and business judgment as well as upon the advice of consultants to analyze the factors described above. In reviewing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources, the working capital and other financial requirements, the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services available and the depth of management; the potential for growth and expansion; risk factors; the perceived public recognition or acceptance of products, services; and other factors.

      Generally, management will attempt to analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling. The Company is unable to predict the timing  as  to  when it may participate in any specific  business endeavor. It expects, however, that the review of business opportunities will commence immediately, and that the analysis and selection of any given venture may take several months or more.

      The Company presently has essentially no assets, and does not currently have any specific assets, properties or businesses in mind for potential acquisition or involvement by the Company. Further, the Company does not presently have any particular areas of business or industry in which it intends to look for business opportunities.

      In connection with a business acquisition or transaction, the Company may need to raise equity or debt to fund such transaction, or to provide the business opportunity with necessary operating capital. There is no assurance the Company will be able to raise capital when needed, or on terms which are favorable to the Company.

     Offices and Employees

      The Company presently uses the offices of its President and Secretary/Treasurer, at no charge. At such time as business operations commence, the Company may be charged a reasonable amount for its office facilities. The Company has no employees.

_________________________________________________________________

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
_________________________________________________________________

      The following table sets forth as of the Record Date the number of shares of the Company's common stock, par value $0.001, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each executive officer and director, and all officers and directors as a group: and the percentage to be held by each nominee to the board of directors and by all nominees as a group:

Name and Address of 5%             Number of
Shareholders, and Name of            Shares         Percent
Officers  and Directors
and Nominees                        Owned(1)       of Class(1)
                                   _________      ___________
Principal Shareholders
______________________

Edward Dallin Bagley               17,542,500          22.5%
8 Shadow Wood Lane
Sandy, UT  84092

Mark Archibald                     17,342,500          22.3%
1288 East Malvern
Salt Lake City, UT  84106

Robert Wright                      17,342,500          22.3%
1475 Sandpiper Way, #54
Salt Lake City, UT  84117

Mike Callister                     17,624,500          22.7%
1765 Vine Street
Salt Lake City, UT  84121

Officers and Directors:
_________________________

All Officers and Directors
  as a Group (1 person)(2)

Edward Dallin Bagley               ------ See Above ------

Nominees for election:

Edward Dallin Bagley               ------ See Above ------

Mark Archibald                     ------ See Above ------

All Nominees as a Group
_______________________
(2 persons)(2):                    34,885,000          44.8%

______________

      (1) Does not give effect to a one-for-twenty reverse stock split or consolidation proposed in this Proxy Statement under "PROPOSED RECAPITALIZATION".

       (2) The nominees, together with Messrs. Wright and Callister, own a total of 69,370,000 shares, or approximately 89% of the outstanding common stock of the Company, acquired in connection with the efforts by these individuals to assume control of the Company after years of inactivity, and their undertaking to provide the services and capital necessary to reactivate the Company. (See "CERTAIN TRANSACTIONS").


_________________________________________________________________

             MARKET FOR THE COMPANY'S COMMON STOCK
_________________________________________________________________

      The common stock of the Company has not traded, or been quoted by a broker-dealer, in the "pink sheets" published by the National Quotation Bureau, or through any other medium, for several years. There is currently no market for the Company's common stock, and, although it is management's plan to reactivate the Company, there can be no assurance that there will be a market in the future.

      As of the date of this Proxy Statement, there were approximately 133 holders of record of the Company's common stock, as reported by the Company's transfer agent.

      The Company has declared no dividends on its common stock and none are contemplated.

_________________________________________________________________

                   DESCRIPTION OF SECURITIES
_________________________________________________________________


      The Company's Articles of Incorporation authorizes the issuance of 250,000,000 shares of common stock, $0.0001 par value per share. The shares of common stock have no pre-emptive or other subscription rights, have no conversion rights, and are not subject to redemption. The holders of shares of common stock are entitled to one vote for each share held. The common stock has noncumulative voting rights.

_________________________________________________________________

                   PROPOSED RECAPITALIZATION
_________________________________________________________________

GENERAL

      The sole member of the board of directors, Edward Dallin Bagley, has adopted a resolution, subject to shareholder approval, providing for the adoption of a plan of recapitalization (the "Recapitalization") pursuant to which the issued and outstanding shares of the Company's common stock, will be reverse split, or consolidated, one-for-twenty basis, so that holders of common stock will receive one share of the Company's $0.0001 par value common stock ("Consolidated Common Stock") for each twenty shares now held. The Recapitalization is expected to be effective within 30 days following the date of the Special Meeting.

     The rights of existing shareholders will not be altered, and no shareholders will be eliminated as a result of the Recapitalization. The authorized number of shares of common stock will not change, and the par value of the Company will remain at $0.0001. The Recapitalization will have no effect on the stock holders' equity of the Company, except for a transfer from stated capital to additional paid-in capital.

      Following the approval of the Recapitalization by the shareholders, the 77,795,000 shares of common stock issued and outstanding would be converted to approximately 3,889,750 shares of common stock.

      No fractional shares will be issued in connection with such recapitalization, and an fractional will be rounded to the nearest whole number.

REASON FOR RECAPITALIZATION

     Management is of the opinion that the Recapitalization is in the best interest of the Company in that it will decrease the number of outstanding shares, thereby reducing the perceived depressive effect a large number of outstanding shares may have on any public market which may develop in the Company's common stock. In addition, the Recapitalization will make available additional authorized and unissued shares to provide increased flexibility in structuring possible future financings and in meeting corporate needs which may arise. If opportunities arise that would make desirable the issuance of additional shares of common stock, approval of the Recapitalization at the Special Meeting would avoid the delay and expense of a shareholders' meeting at the time such meeting may be required by law or regulatory authorities.

      No specific use of the authorized but issued shares of the Company is proposed at this time. However, holders of common stock have no pre-emptive rights in connection with the issuance of additional shares of common stock in the future.

IMPLEMENTATION OF THE RECAPITALIZATION

     Immediately following effectiveness of the Recapitalization, all stock certificates which represented shares of the Company's common stock shall represent ownership of Consolidated Common
Stock.    Shareholders   are  not  required   to   tender   their
certificates   representing  shares   for   transfer   into   new
certificates representing shares of Consolidated Common Stock, and issued in the new name of the Company. However, to eliminate confusion in transactions in the Company's securities in the over-the-counter market, management strongly urges the shareholders to surrender their certificates for exchange and has adopted a policy to facilitate this process. Each shareholder will be entitled to submit his or her old stock certificate (any certificates issued prior to the Record Date) to the transfer agent of the Company, Progressive Stock Transfer, 1981 East Murray-Holliday Road, Suite 100, Holliday, Utah, and be issued in exchange therefor new common stock certificates representing the number of shares of Consolidated Common Stock of which each shareholder is the record owner after giving effect to the Recapitalization.

      For a period of 60 days following the Special Meeting the Company will pay, on one occasion only, for the issuance of new certificates in exchange for old certificates submitted during such 60 day period; provided, that the Company shall not pay any of the costs of issuing new certificates in the name of a person other than the name appearing on the old certificate or the issuance of new certificates in excess of the number of old certificates submitted by a shareholder.

VOTE REQUIRED

      The affirmative vote of a majority of the issued and outstanding shares of common stock is required to approve the proposed Recapitalization. As indicated, holders of over 50% of the outstanding common stock of the Company have indicated their intention to vote in favor of the Recapitalization. The board of directors recommends a vote "FOR" the Recapitalization.

_________________________________________________________________

     PROPOSED AMENDMENT OF THE CERTIFICATE OF INCORPORATION
                  TO AUTHORIZE CHANGE OF NAME
_________________________________________________________________

GENERAL

      The shareholders of the Company are being asked to consider and approve a proposed amendment to the Certificate of Incorporation of the Company, to change the name of the Company to "Shadow Wood Corporation", or some derivation thereof as may be determined by the board of directors.

      As discussed throughout this Proxy Statement, it is the Company's intention to complete necessary filings, accountings over the past few years, and undertake other activities necessary to put the Company in a position to seek a business opportunity to acquire, merge with, or in which the Company may become involved. The Company's present name, "Rattlesnake Gold, Inc.", was adopted in 1988, at the time the Company entered into a transaction to acquire certain mining assets and become engaged in various aspects of the mining business. This transaction later failed, and the Company believes it is desirable to change its name so that it is no longer associated with this mining venture or the mining industry in general. The Company's proposed name is merely a reference to a street on which the Company's president resides, and is not considered significant because such name will, in all likelihood, be changed again at the time the Company enter into a formal business transaction. However, this name change is believed desirable at this time to terminate the Company's association with the previously-failed venture, and to allow the Company to create a new identity.

VOTE REQUIRED

     The affirmative vote of a majority of the outstanding shares of the Company is required to approve the above proposal. As indicated, holders of over 50% of the outstanding common stock of the Company have indicated their intention to vote in favor of the proposed name change. Management recommends that the shareholders vote "FOR" the proposal.

_________________________________________________________________

                     ELECTION OF DIRECTORS
_________________________________________________________________

      The sole director of the Company, Edward Dallin Bagley, has nominated Edward Dallin Bagley and Mark Archibald for election as directors of the Company, to serve for a term of one year or until their successors are duly elected and qualified.

      Certain biographical information regarding each of these individuals is set forth below.

     Edward Dallin Bagley, age 56, has been engaged over the past several years in numerous private business ventures. Mr. Bagley was an officer and principal owner of Bagley Securities, Inc., a securities broker-dealer located in Salt Lake City, from 1986 to 1990. From approximately 1980 to 1986, he was a securities trader at Wilson-Davis & Company, a broker-dealer firm located in Salt Lake City, Utah. Mr. Bagley serves as a director of Mining Services International, Ion Laser Technologies, Tunex International and Gentner Communications, Inc., all of which are publicly-held corporations. Mr. Bagley has been a licensed attorney in the State of Utah since 1965.

      Mark Archibald, age 36, has been involved in a number of personal business ventures over the past few years. For the past year, he has been an employee of Lumpy's, a restaurant and dinner club located in Salt Lake City, Utah. From approximately 1984 to 1993, he was a sales representative with Wilson-Davis & Company. Mr. Archibald is a former professional skier and remains actively involved in the ski industry, judging ski events.

VOTE REQUIRED

      The affirmative vote of the majority of the outstanding shares of the Company is required to elect the directors nominated above. Holders of over 50% of the outstanding common stock of the Company, including approximately 45% held by the nominees, have indicated their intention to vote in favor of the election of the nominees. Management recommends a vote "FOR" the election of the nominees.

_________________________________________________________________

                      CERTAIN TRANSACTIONS
_________________________________________________________________

TERMINATION OF RATTLESNAKE TRANSACTION

       As discussed under "HISTORY/RECENT DEVELOPMENTS", the Company and certain principals have recently cancelled, or terminated, the Asset Purchase Agreement and related transactions entered into with USMM, resulting in the transfer of 69,370,000 shares issued in this transaction back to the Company for transfer to the principals involved in the recent activities on behalf of the Company. In connection with this transaction, the Company and certain principals involved in the efforts to reactivate the Company agreed to issue to Jimmy Pierce a total of 500,000 shares of restricted common stock of the Company. The remaining 69,370,000 shares transferred from USMM have been reissued to certain principal shareholders, including the nominees, in consideration of their contributions of time and monies over the past several months in reactivating the Company. (See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT"). These transactions cannot be the result of arms' length negotiations.

ELECTION OF DIRECTOR

      As indicated throughout this Proxy Statement, in the months following the unsuccessful Asset Purchase Agreement with USMM, the officers and directors of the Company resigned, leaving the Company without any management. In April of this year, the principal shareholders of the Company, holding approximately 89% of the issued and outstanding common stock, elected Edward Dallin Bagley as interim president and sole director of the Company, for the purpose of facilitating the Shareholder's Meeting and related activities. Mr. Bagley has been nominated as a director of the Company, and it is anticipated he will serve as president and secretary.

_________________________________________________________________

                         OTHER MATTERS
_________________________________________________________________


      No shareholder has submitted any other proposals for action at the Special Meeting, and the Company knows of no other matters that are likely to be brought before the meeting. Additional information regarding the matters to be acted on by the shareholders, may be available at the Special Meeting. Consequently, shareholders are urged to attend the Special Meeting in person.

                              RATTLESNAKE GOLD, INC.
                              By Order of the Board of Directors


DATED:  May 18, 1995
                                 By /s/ Edward Dallin Bagley
                                  Edward Dallin Bagley,
                                  President and Interim Director
                                  Director

                           P R O X Y


SPECIAL MEETING OF SHAREHOLDERS          (THIS PROXY IS SOLICITED
OF RATTLESNAKE GOLD, INC.                       ON BEHALF OF THE
JUNE 5, 1995                                  BOARD OF DIRECTORS)


      The undersigned hereby appoints Edward Dallin Bagley and Mark Archibald, jointly and severally, proxies with full power of substitution, to vote the shares of common stock which the undersigned is entitled to vote at the Special Meeting of the Shareholders to be held at 505 South Main Street, Bountiful, Utah 84010, on June 5, 1995, at 2:00 p.m., Mountain Time, or any adjournment(s) thereof, such proxies being directed to vote as specified below.

       To  vote  in  accordance  with  the  board  of  directors'
recommendations,  sign  on the reverse side;  no  boxes  need  be
checked.   To vote against any of the recommendations, check  the
appropriate box or boxes marked "AGAINST," below.

      The board of directors recommends votes FOR the following proposals:

      (1) To approve a plan of recapitalization whereby the issued and outstanding shares will be consolidated, or reverse split, on a 1-for-20 basis, so that each holder of common stock will receive one share of the Company's common stock, par value $0.0001 per share, for each twenty (20) shares now held, and the 77,795,000 shares presently issued and outstanding, will be reduced to a total of approximately 3,889,750 shares;

          [  ]  FOR           [  ] AGAINST

      (2) To adopt and approve a proposed amendment to the Certificate of Incorporation of the Company which changes the name of the Company to "Shadow Wood Corporation", or some derivation thereof as the board of directors may determine;

     (3) To elect Edward Dallin Bagley and Mark Archibald as the directors of the Company, as directors of the Company, to serve for a term of one year or until their successors are duly elected and qualified;

          [  ]  FOR           [  ] AGAINST

      (4) To transact such other business as may properly come before the Special Meeting.

          [  ] FOR            [  ] AGAINST

      WHERE  A  VOTE IS NOT SPECIFIED, THE PROXIES WILL VOTE  THE
SHARES REPRESENTED BY THIS PROXY "FOR" EACH OF THE ITEMS ABOVE.

      PLEASE SIGN EXACTLY AS YOUR NAME APPEARS IN THE RECORDS OF THE COMPANY. WHEN SHARES ARE HELD BY JOINT TENANTS, BOTH SHOULD SIGN. IF YOUR SHARES ARE HELD AT A BROKERAGE HOUSE, PLEASE INDICATE IN THE SPACE PROVIDED THE NAME OF THE BROKERAGE HOUSE AND THE NUMBER OF SHARES HELD.


Dated:                   Number of Shares Held of Record
      ________________                                  ________________

_____________________________________________________
Number  of Shares Held at Brokerage or Clearing House

___________________________________
Name of Brokerage or Clearing House

                  (continued on reverse side)



________________________________   ___________________________
Signature                          Signature (if held jointly)

________________________________   ___________________________
Print Name                          Print Name


      PLEASE MARK, SIGN, DATE, AND RETURN THIS PROXY PROMPTLY  TO
PROGRESSIVE  TRANSFER  COMPANY, 1981 EAST  MURRAY-HOLLADAY  ROAD,
SALT LAKE CITY, UTAH  84117.