Form 10-Q
period 1996-03-31
SHADOW WOOD CORP
filed 1996-05-28
CIK 765803

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For Quarter Ended: March 31, 1996   Commission File No. 2-96624-D

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

                 PART 1.  FINANCIAL INFORMATION
_______________________________________________________________
                 ITEM 1.  FINANCIAL STATEMENTS

_______________________________________________________________

      In the opinion of the Registrant, the following unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of its operations and changes in its financial position for the three months ended March 31, 1996, and March 31, 1995, respectively, and from inception on February 19, 1985 through March 31, 1996. The results of its operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

              (THIS PAGE LEFT INTENTIONALLY BLANK)

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
                         Balance Sheets


                             ASSETS


                                      March 31,      December 31,
                                      1996           1995
                                      ___________    ___________
CURRENT ASSETS                        (Unaudited)

  Cash                                $ -            $    415
                                      __________     ___________
     Total Current Assets               -                 415
                                      __________     ___________
     TOTAL  ASSETS                    $ -            $    415
                                      __________     ___________

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                      $20,182      $ 10,588
                                       _________     _________
      Total Current Liabilities          20,182        10,588
                                       _________     _________
STOCKHOLDERS' EQUITY (DEFICIT)

  Stock authorized 250,000,000 shares
   at $0.0001 par value; 3,389,750
   and 3,389,750 shares issued and
   outstanding, respectively                389           389
  Additional paid-in capital            117,637       116,637
  Deficit accumulated during the
   development stage                   (138,208)     (127,199)
                                        ________      ________
 Total Stockholders' Equity (Deficit)   (20,182)      (10,173)
                                        ________     _________
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)    $   -        $    415
                                        ________     _________

The accompanying notes are an integral part of these financial statements

                     SHADOW WOOD CORPORATION
                   (A Development Stage Company)
                 (Formerly Rattlesnake Gold, Inc.)
                      Statements of Operations
                            (Unaudited)

                                                         From
                                                         Inception on
                                                         February 19,
                            For the Three Months Ended   1985 Through
                                    March 31,             March 31,
                            __________________________   ___________
                                1996         1995           1996
                            _________   ___________      ___________
REVENUES                     $ -        $   -            $   -
                           _________   ____________     __________
EXPENSES                       -            -                -

LOSS FROM DISCONTINUED
 OPERATIONS                  (11,009)      (3,296)        (138,208)
                           _________   ____________     __________
NET (LOSS)                  $(11,009)   $  (3,296)     $  (138,208)
                           _________   ____________     __________
NET INCOME (LOSS) PER SHARE   $(0.00)   $   (0.00)     $    (0.00 )
                           _________   ____________     __________

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
          Statements of Stockholders' Equity (Deficit)
                          (Unaudited)
                                                       Deficit
                                                       Accumulated
                        Common Stock        Additional During the
                        ________________    Paid-in    Development
                        Shares    Amount    Capital     Stage
                        _______   ______     ________  ___________
Balance at inception
 on February 19, 1995     -        $ -       $  -       $ -

Issuance of shares to
 the officers for cash
 on April 1, 1985 for
 $0.07 per share         127,500    13         8,987       -

Issuance of shares of
 common stock to the
 public for $0.40 per
 share                   261,250    26       104,474       -

Deferred offering costs
 offset against
 additional paid-in
 capital                  -          -       (12,958)      -

Shares issued to
 officers and others
 for an average price
 of $0.002 per share    3,501,000   350        7,035       -

Net loss from inception on
 February 19, 1985 through
 December 31, 1991        -         -          -       (117,993)
                         ________   ____     _______   _________
Balance, December 31,
1991                    3,889,750   389      107,538   (117,993)

Net loss for the year
 ended December 31, 1992   -         -          -         -
                         ________   ____     _______   _________
Balance, December 31,
 1992                   3,889,750   389      107,538   (117,993)

Net loss for the year ended
 December 31, 1993          -         -          -       (1,777)
                         ________   ____     _______   _________
Balance, December 31,
 1993                   3,889,750   389      107,538   (119,770)

Contribution of cash by
 officers to the Company
 (Note 3)                 -         -             500    -

Net loss for the year ended
 December 31, 1994        -         -          -         (1,400)
                         ________   ____     _______   _________
Balance, December 31,
 1994                   3,889,750  $ 389    $ 108,038  $(121,170)
                         ________   ____     _______   _________

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
                 (A Development Stage Company)
               (Formerly Rattlesnake Gold, Inc.)
          Statements of Stockholders' Equity (Deficit)
                          (Unaudited)
                                                       Deficit
                                                       Accumulated
                                            Additional During the
                        Common Stock        Paid-in    Development
                        Shares Amount       Capital    Stage
                      ________ _________    _________  __________
Balance, December 31,
 1994                 3,889,750   $ 389     $ 108,038  $(121,170)

Contribution of cash by
 officers to the Company
 (Note 3)                   -         -         8,599    -

Net loss for the year
 ended December 31, 1995    -         -          -        (6,029)
                         ________   ____     _______   _________
Balance, December 31,
 1995                 3,889,750     389       116,637   (127,199)

Expenses paid in the
 Company's behalf by
 shareholders               -         -        1,000           -

Net loss for the three
  months ended
  March 31, 1996          -         -          -        (11,009)
                         ________   ____     _______   _________
Balance, March 31,
 1996                  3,889,750    $389    $ 117,637  $(138,208)
                         ________   ____     _______   _________

The accompanying notes are an integral part of these financial statements

                        SHADOW WOOD CORPORATION
                     (A Development Stage Company)
                   (Formerly Rattlesnake Gold, Inc.)
                        Statements of Cash Flows
                              (Unaudited)

                                                         From Inception
                                                         on February 19,
                           For the Three Months Ended    1985 Through
                               March 31,
                           __________________________    March 31,

                                  1996      1995          1996
                               _________    ________     ____________
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net income (loss) from
   discontinued operations   $ (11,009)     $   -       $ (138,208)

 Adjustment to reconcile loss
  to net cash used by operating
  activities:

  Increase in accounts payable   9,594           -           20,182
                              _________    ________     ____________
     Net Cash Used by
      Operating Activities      (1,415)          -         (118,026)
                              _________    ________     ____________
CASH FLOWS FROM
 INVESTING ACTIVITIES                -           -           -
                              _________    ________     ____________
CASH FLOWS FROM
 FINANCING ACTIVITIES

  Contribution of cash by
   officers to additional
   paid-in capital               1,000           -           10,099
  Issuance of common stock           -           -          107,927
                              _________    ________     ____________
     Net Cash Provided by
      Financing Activities       1,000           -          118,026
                              _________    ________     ____________
INCREASE IN CASH                  (415)          -            -

CASH AT BEGINNING OF PERIOD        415         500            -
                              _________    ________     ____________
CASH AT END OF PERIOD             $  -      $  500        $   -
                              _________    ________     ____________
Supplemental Cash Flows
 Information:
  Interest                        $  -       $   -       $   -
  Income taxes                    $  -       $   -       $   -

The accompanying notes are an integral part of these financial statements

                    SHADOW WOOD CORPORATION
               (Formerly Rattlesnake Gold, Inc.)
                 (A Development Stage Company)
               Notes to the Financial Statements
                    March 31, 1996 and 1995


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

                    SHADOW WOOD CORPORATION
               (Formerly Rattlesnake Gold, Inc.)
                 (A Development Stage Company)
               Notes to the Financial Statements
                    March 31, 1996 and 1995


NOTE   1  -   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(Continued)

        e.    Provision for Taxes

        At March 31, 1996, the Company has net operating loss carryforwards totaling approximately $139,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

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


NOTE 3 -  RELATED PARTY TRANSACTIONS

        During 1996 and 1995, officers of the Company contributed $1,000 and $8,599 respectively to the Company to meet minimal Company expenses.

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

________________________________________________________________

                            ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Registrant has been essentially inactive since 1989.

       The Registrant's financial condition has not changed materially since 1992, when the Registrant rescinded a transaction with US Mining and Minerals, Inc. As of March 31, 1996 and December 31, 1995, the Registrant had total assets of $0 and $415, respectively, and a stockholders' deficit of $20,182 and $10,173, respectively.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      As indicated above, the Company has had essentially no operations since 1989. The Registrant had no operations, and no revenue during the quarters ended March 31, 1996 and March 31, 1995. The Registrant had losses from discontinued operations of $11,009 for the three months ended March 31, 1996, as compared to losses from discontinued operations of $3,296 for the three months ended March 31, 1995.

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

________________________________________________________________
     None.

________________________________________________________________
            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

________________________________________________________________
     Not applicable.

________________________________________________________________
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

________________________________________________________________
     None during the quarter ended March 31, 1996.

_______________________________________________________________
                   ITEM 5.  OTHER INFORMATION

_______________________________________________________________

     None.


_______________________________________________________________
           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

_______________________________________________________________

     (a)  Exhibits.

     None.

     (b)   Reports  on Form 8-K.

     During the quarter ended March 31, 1996, no reports on Form 8-K were filed by the Registrant.

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