Form 10-Q
period 1996-06-30
SHADOW WOOD CORP
filed 1996-08-21
CIK 765803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ________ to ________

                        Commission File Number 2-96624-D

                      MAGICWORKS ENTERTAINMENT INCORPORATED
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    87-0425513
   ------------------------                ---------------------------------
   (State of incorporation)                (IRS Employer Identification No.)

                 930 WASHINGTON AVENUE
                    MIAMI BEACH, FLORIDA                      33139
       ----------------------------------------            ----------
       (Address of principal executive offices)            (zip code)

                                 (305) 532-1566
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No ___

               Common stock, par value $.001 per share: 21,800,300
                         outstanding as of July 31, 1996

                      MAGICWORKS ENTERTAINMENT INCORPORATED

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

                     Balance Sheets as of June 30, 1996
                     and December 31, 1995                                   3

                     Statements of Operations for the
                     Three Months and Six Months Ended
                     June 30, 1996 and 1995 and from inception
                     through June 30, 1996                                   4

                     Statements of Stockholders' Equity
                     from inception through June 30, 1996                    5

                     Statements of Cash Flows for the
                     Three Months and Six Months Ended June 30, 1996
                     and 1995 and from inception through June 30, 1996      6-7

                     Notes to Financial Statements                           8

      ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.                9

PART I.  OTHER INFORMATION

      ITEM 1.  Legal Proceedings                                             10

      ITEM 2.  Changes in Securities                                         10

      ITEM 3.  Defaults upon Senior Securities                               10

      ITEM 4.  Submission of Matters to a Vote of Security Holders           10

      ITEM 5.  Other Information                                             11

      ITEM 6.  Exhibits and Reports on Form 8-K                              13

      SIGNATURES                                                             14

                          PART 1. FINANCIAL INFORMATION
 ------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

                      MAGICWORKS ENTERTAINMENT INCORPORATED
                       (Formerly Shadow Wood Corporation)
                                 Balance Sheets
                                   (Unaudited)

                      ASSETS
                                                       JUNE 30,    DECEMBER 31,
                                                           1996         1995
                                                      ---------    ------------
CURRENT ASSETS

Cash                                                  $    --      $     415
                                                      ---------    ---------
    Total Current Assets                                   --            415
                                                      ---------    ---------
    TOTAL ASSETS                                      $    --      $     415
                                                      =========    =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                      $  21,047    $  10,588
                                                      ---------    ---------
    Total Current Liabilities                            21,047       10,588
                                                      ---------    ---------
STOCKHOLDER'S EQUITY (DEFICIT)

Common Stock, $.0001 par value,
250,000,000 shares authorized; 3,889,750
and 3,889,750 shares issued and
outstanding, respectively                                   389          389
Additional paid-in-capital                              117,637      116,637
Deficit accumulated during the
  development stage                                    (139,073)    (127,199)
                                                      ---------    ---------
    Total Stockholders' Equity (Deficit)                (21,047)     (10,173)
                                                      ---------    ---------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)                    $    --      $     415
                                                      =========    =========

                      MAGICWORKS ENTERTAINMENT INCORPORATED
                       (Formerly Shadow Wood Corporation)
                            Statements of Operations
                                   (Unaudited)

                                                                                             FROM INCEPTION
                                                                                                   ON
                                                                                              FEBRUARY 19,
                                        FOR THE THREE                   FOR THE SIX               1985
                                           MONTHS                         MONTHS                THROUGH
                                            ENDED                          ENDED                JUNE 30,
                                           JUNE 30,                       JUNE 30,                1996
                                  --------------------------    --------------------------    -------------
                                      1996           1995           1996           1995
                                  -----------    -----------    -----------    -----------
Revenues                          $      --      $      --      $      --      $      --        $    --

Expenses                                 --             --             --             --             --

Loss from discontinued
  operations                             (865)        (3,296)       (11,874)        (3,296)      (139,073)
                                  -----------    -----------    -----------    -----------      ---------
Net (loss)                        $      (865)   $    (3,296)   $   (11,874)   $    (3,296)     $(139,073)
                                  -----------    -----------    -----------    -----------      ---------
Net income (loss) per share       $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)     $   (0.00)
                                  ===========    ===========    ===========    ===========      =========
Weighted average common
  shares and common
  share equivalents outstanding     3,889,750      3,889,750      3,889,750      3,889,750
                                  ===========    ===========    ===========    ===========

                      MAGICWORKS ENTERTAINMENT INCORPORATED
                       (Formerly Shadow Wood Corporation)
                  Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                              DEFICIT
                                                                            ACCUMULATED
                                               COMMON STOCK     ADDITIONAL   DURING THE
                                             ----------------    PAID-IN    DEVELOPMENT
                                               SHARES  AMOUNT    CAPITAL       STAGE
                                             --------  ------   ----------  -----------
Balance at inception
 on February 19, 1985                            --     $--      $    --      $    --

Issuance of shares to the
 officers for cash on April 1,
 1985 for $0.07 per share                     127,500     13         8,987         --

Issuance of shares of common
 stock to the public for $0.40
 per share                                    261,250     26       104,474         --

Deferred offering costs offset
 against additional paid-in capital              --      --        (12,958)        --

Shares issued to officers and
 others for an average price
 of $0.002 per share                        3,501,000    350         7,035         --

Net loss from inception on
 February 19, 1985 through
 December 31, 1991                               --      --           --       (117,993)
                                           ----------   ----     ---------    ---------
Balance, December 31, 1991                  3,889,750    389       107,538     (117,993)

Net loss for the year ended
 December 31, 1992                               --      --           --           --
                                           ----------   ----     ---------    ---------
Balance, December 31, 1992                  3,889,750    389       107,538     (117,993)

Net loss for the year ended
 December 31, 1993                               --      --           --         (1,777)
                                           ----------   ----     ---------    ---------
Balance, December 31, 1993                  3,889,750    389       107,538     (119,770)

Contribution of cash by officers
 to the Company (Note 3)                         --      --            500         --

Net loss for the year ended
 December 31, 1994                               --      --           --         (1,400)
                                           ----------   ----     ---------    ---------
Balance, December 31, 1994                 $3,889,750   $389     $ 108,038    $(121,170)
                                           ----------   ----     ---------    ---------
Balance, December 31, 1994                 $3,889,750   $389     $ 108,038    $(121,170)

Contribution of cash by officers
  to the Company (Note 3)                        --      --          8,599         --

Net loss for the year
 ended December 31, 1995                         --      --           --         (6,029)
                                           ----------   ----     ---------    ---------
Balance, December 31, 1995                  3,889,750    389       116,637     (127,199)

Expenses paid in the Company's
  behalf by shareholders                         --      --          1,000         --

Net loss for the six
  months ended
  June 30, 1996                                  --      --           --        (11,874)
                                           ----------   ----     ---------    ---------
Balance, June 30, 1996                     $3,889,750   $389     $ 117,637    $(139,073)
                                           ==========   ====     =========    =========


                      MAGICWORKS ENTERTAINMENT INCORPORATED
                       (Formerly Shadow Wood Corporation)
                            Statements of Cash Flows
                                   (Unaudited)

                                        FOR THE THREE MONTHS ENDED
                                                 JUNE 30,
                                        --------------------------
                                              1996      1995
                                              ----    -------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss) from
  discontinued operations                     (865)   $(3,296)

Adjustment to reconcile loss to net
cash used by operating activities:

Increase in account payable                    865     (1,261)
                                              ----    -------

Net Cash Used by Operating Activities         --       (4,557)
                                              ----    -------

CASH FLOWS FROM
INVESTING ACTIVITIES                          --         --
                                              ----    -------
CASH FLOWS FROM
FINANCING ACTIVITIES

Contributions of cash by officers
to additional paid-in capital                 --        8,599
Issuance of Common stock                      --         --
                                              ----    -------
   Net Cash Provided by
   Financing Activities                       --        8,599
                                              ----    -------
INCREASE IN CASH                              --        4,042
                                                      -------
CASH AT BEGINNING OF PERIOD                   --          500
                                              ====    =======
CASH AT END OF PERIOD                         --      $ 4,542
                                              ====    =======

                      MAGICWORKS ENTERTAINMENT INCORPORATED
                       ((Formerly Shadow Wood Corporation)
                            Statements of Cash Flows
                                   (Unaudited)

                                          FOR THE SIX     FROM INCEPTION ON
                                         MONTHS ENDED     FEBRUARY 19, 1985
                                            JUNE 30        THROUGH JUNE 30,
                                    --------------------  -----------------
                                       1996       1995           1996
                                       ----       ----           ----

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income (loss) from
discontinued operations             $(11,874)   $(3,296)      $(139,073)

Adjustment to reconcile loss
to net cash used by operating
activities:
Increase in accounts payable          10,459     (1,261)         21,047
                                    --------    -------       ---------
Net Cash Used by
Operating Activities                  (1,415)    (4,557)       (118,026)
                                    --------    -------       ---------
CASH FLOWS FROM
INVESTING ACTIVITIES

Contributions of cash by Officers
to additional paid-in-capital          1,000      8,599          10,099
Issuance of common stock                --         --           107,927
                                    --------    -------       ---------
Net Cash Provided by
Financing Activities                   1,000      8,599         118,026
                                    --------    -------       ---------
INCREASE IN CASH                        (415)     4,042            --

CASH AT BEGINNING OF PERIOD              415        500            --
                                    --------    -------       ---------
CASH AT END OF PERIOD               $   --      $ 4,542       $    --
                                    ========    =======       =========

                      MAGICWORKS ENTERTAINMENT INCORPORATED
                       (Formerly Shadow Wood Corporation)
                        Notes to the Financial Statements
                             June 30, 1996 and 1995

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               a.   Organization

               The financial statements presented are those of Magicworks Entertainment Incorporated (formerly known as Shadow Wood Corporation) (the "Company"). The Company was incorporated under the laws of the state of Utah on February 19, 1985. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. See Note 4 below.

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

               e.   Provision for Taxes

               At June 30, 1996, the Company had net operating loss carryforwards totaling approximately $140,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

               f.   Basis of Presentation

               The accompanying financial statements are not presented on a consolidated basis. The Company's former subsidiary ceased operation in 1989 and the losses have been recorded as discontinued operations.

NOTE 2 -       ADJUSTMENTS

               In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company for the six months ended June 30, 1996, and the results of its operations and changes in its financial position for the six months ended June 30, 1996, and June 30, 1995, respectively, and from inception on February 19, 1985 through June 30, 1996. The results of its operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 3 -       RELATED PARTY TRANSACTIONS

               During 1996 and 1995, officers of the Company contributed $1,000 and $8,599, respectively, to the Company to meet minimal Company expenses.

NOTE 4 -       SUBSEQUENT EVENT

               On July 30, 1996, the Company merged with Magicworks Entertainment Incorporated, a privately held Florida corporation. See "Part II. Item 5 - Other Information."

- --------------------------------------------------------------------------------
                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 ------------------------------------------------------------------------------

MATERIAL CHANGES IN FINANCIAL CONDITION

               As of June 30, 1996, the Company's financial condition had not changed materially. On July 30, 1996, the Company merged with Magicworks Entertainment Incorporated, a privately held Florida Corporation. See "Part II.
Item 5 - Other Information".

MATERIAL CHANGES IN RESULTS OF OPERATIONS

               The Company had losses from discontinued operations of $11,874 for the six months ended June 30, 1996, as compared to losses from discontinued operations of $3,296 for the six months ended June 30, 1995.

                            PART 2. OTHER INFORMATION
- --------------------------------------------------------------------------------
                            ITEM 1. LEGAL PROCEEDINGS
- --------------------------------------------------------------------------------

None.

- --------------------------------------------------------------------------------
                          ITEM 2. CHANGES IN SECURITIES
- --------------------------------------------------------------------------------

None.

- ------------------------------------------------------------------------------
                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
- ------------------------------------------------------------------------------

Not applicable.

- ------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------------------------

               During the quarter ended June 30, 1996, a majority of shares of each class of capital stock of the Company entitled to vote approved the Merger (as defined below in Item 5 below) and all of the transactions contemplated thereby as described in Item 5 below.

- --------------------------------------------------------------------------------
                            ITEM 5. OTHER INFORMATION
- --------------------------------------------------------------------------------

                On July 30, 1996, the Company merged (the "Merger") with Magicworks Entertainment Incorporated, a privately-held Florida corporation (the "Acquiree"). The Company was the survivor of the Merger. The Merger was consummated pursuant to the terms of an Agreement and Plan of Merger, dated as of July 24, 1996 (the "Merger Agreement"), by and among the Company, the Acquiree, and Robert L. Wright and Mark Archibald. Pursuant to the Merger, the Company issued one share of its common stock, $.001 par value per share ("Common Stock"), in exchange for each share of common stock of the Acquiree outstanding immediately prior to the Merger (the "Exchange Ratio"). In connection with the Merger, the directors of the Acquiree were appointed to serve as members of the Board of Directors of the Company in place of its former directors, Robert L. Wright and Mark Archibald, each of whom resigned upon consummation of the Merger. In addition, Messrs. Wright and Archibald resigned as the officers of the Company and the officers of the Acquiree were appointed officers of the Company. As a result of the foregoing, the Board of Directors and officers of the Company now consist of the following persons:

   NAME                 POSITION
   ----                 --------
   Brad Krassner        Co-Chairman of the Board of Directors and Chief
                        Executive Officer

   Joe Marsh            Co-Chairman of the Board of Directors

   Lee Marshall         President, Chief Operating Officer and Director

   Steven Chaby         Chief Financial Officer and Treasurer

   Larry Turk           Secretary

   H. Yale Gutnick      Director

                The Merger resulted in a change in control of the Company. The 21,489,120 shares of Common Stock issued to the shareholders of the Acquiree at the time of the Merger represent approximately 87% of the Common Stock outstanding subsequent to the Merger. Immediately prior to and in anticipation of the Merger, the Company effectuated a 12.5 to 1 reverse stock split of its then outstanding Common Stock thereby reducing the outstanding number of shares of Common Stock to 311,180 (the "Reverse Stock Split").

                Those persons who currently own five percent or more of the outstanding shares of Common Stock are as follows:

                                                              % OF OUTSTANDING
   NAME         NO. OF SHARES          POSITION                    SHARES(1)
   ----         -------------          --------                    ---------
Brad Krassner     3,080,879     Co-Chairman of the Board of          14.1%
                                Directors and Chief Executive
                                Officer

Joe Marsh         8,384,653     Co-Chairman of the Board of          38.5%
                                Directors

Lee Marshall      3,403,070     President, Chief Operating           15.6%
                                Officer, Director

Glen Bechdel      3,196,941     None                                 14.7%

- -------------

(1)      Based on a total of 21,800,300 shares of Common Stock outstanding.

         As a result of the Merger, the Company, as the survivor of the Merger, acquired all of the assets (consisting mainly of cash and contract rights) and liabilities of the Acquiree.

                The Exchange Ratio, and the other conditions precedent to the Merger, including the effectuation of the Reverse Stock Split, were determined in arm's-length negotiations between the Company and the Acquiree. None of the Acquiree's officers, directors or shareholders were affiliates of the Company prior to the Merger. The principal basis used to determine the number of shares of Common Stock to be issued by the Company to the shareholders of the Acquiree in the Merger was the percentage of the Company's outstanding Common Stock to be owned by the former shareholders of the Acquiree subsequent to the Merger, rather than any traditional valuation formula.

                In accordance with a Plan and Articles of Merger pursuant to which the Merger was effectuated, the Company amended its Certificate of Incorporation to: (i) change its corporate name to Magicworks Entertainment Incorporated, (ii) increase the number of authorized shares of Common Stock to 50,000,000, and (iii) authorize 5,000,000 shares of preferred stock, $.001 par value, to be issued in such series and with such rights, preferences and designations as determined by the Company's Board of Directors.

- --------------------------------------------------------------------------------
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------------

         (a) EXHIBITS.

         None.

         (b) REPORTS ON FORM 8-K. During the quarter ended June 30, 1996, no reports on Form 8-K were filed by the Company.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MAGICWORKS ENTERTAINMENT
                                      INCORPORATED
                                      (FORMERLY SHADOW WOOD CORPORATION)

  Date:  August 20, 1996              By /s/ BRAD KRASSNER
                                         ---------------------------------
                                      Brad Krassner, Co-Chairman of the Board of
                                      Directors and Chief Executive Officer

  Date:  August 20, 1996              By /s/ STEVEN CHABY
                                         ---------------------------------
                                      Steven Chaby, Chief Financial
                                      Officer and Treasurer