Form 10-Q
period 1996-09-30
MAGICWORKS ENTERTAINMENT INC
filed 1996-11-15
CIK 765803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ________ to ________

                        Commission File Number 2-96624-D

                      MAGICWORKS ENTERTAINMENT INCORPORATED
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      87-0425513
           --------                                      ----------
      (State of incorporation)                (IRS Employer Identification No.)

      930 WASHINGTON AVENUE
         MIAMI BEACH, FLORIDA                                  33139
(Address of principal executive offices)                   (zip code)

                                 (305) 532-1566
                      ------------------------------------
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

           Common stock, par value $.001 per share: 23,074,299 shares outstanding as of September 30, 1996



                      MAGICWORKS ENTERTAINMENT INCORPORATED
                                      INDEX

                                                                                                           PAGE

PART I.            FINANCIAL INFORMATION

           ITEM 1.       Financial Statements

                         Condensed consolidated balance sheets - September 30, 1996 and
                            December 31, 1995                                                                  3

                         Condensed consolidated statements of operations - Three
                             months ended September 30, 1996 and 1995; Nine
                             months ended  September 30, 1996 and 1995                                         4

                         Condensed consolidated statements of cash flows - Nine months ended
                            September 30, 1996 and 1995                                                        5

                         Notes to condensed consolidated financial statements                               6-10

         ITEM 2.         Management's Discussion and Analysis of
                            Financial Condition and Results of Operations.                                 11-17

PART I.           OTHER INFORMATION

         ITEM 1.         Legal Proceedings                                                                   17

         ITEM 2.         Changes in Securities - not applicable

         ITEM 3.         Defaults upon Senior Securities - not applicable

         ITEM 4.         Submission of Matters to a Vote of Security Holders - not applicable

         ITEM 5.         Other Information - not applicable

         ITEM 6.         Exhibits and Reports on Form 8-K                                                    17

         SIGNATURES                                                                                          18






                                Magicworks Entertainment Incorporated
                                Condensed Consolidated Balance Sheets

                                                        SEPTEMBER 30,             DECEMBER 31,
                                                            1996                      1995
                                                     ------------------         -----------------
                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                         $        5,338,278         $         866,604
   Accounts receivable                                        1,519,870                 1,196,297
   Inventories                                                  234,505                   160,930
   Preproduction costs, net                                   1,105,974                 1,508,314
   Due from affiliates                                           11,214                   665,419
   Other current assets                                         332,888                   354,663
                                                     ------------------         -----------------
     Total current assets                                     8,542,729                 4,752,227

Property and equipment, net                                   1,533,187                 1,299,304
Investments in unconsolidated entities                          622,202                   347,783
Advances and deposits                                           821,063                   343,194
Deferred costs, net                                           1,154,645                   564,032
Intangible assets, net                                          369,177                   454,442
                                                     ------------------         -----------------

Total assets                                         $        13,043,003        $       7,760,982
                                                     ===================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities          $        1,442,068         $       1,482,131
   Current portion of long-term debt                            212,288                   137,870
   Short-term debt                                              225,000                 1,920,489
   Deferred income taxes                                        391,000                         -
   Due to affiliates                                             38,150                   828,977
                                                     ------------------         -----------------
     Total current liabilities                                2,308,506                 4,369,467

Long-term debt, net of current portion                        5,699,248                   392,699
Minority interests                                              722,245                 1,470,457

Commitments and contingencies (Note 5)

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares
     authorized; none issued and outstanding                          -                         -
   Common stock, $.001 par value; 50,000,000
     shares authorized, 23,074,299 and 20,199,999
     issued and outstanding in 1996  and 1995,
     respectively                                                23,074                    20,199
   Additional paid-in capital                                 4,151,759                   110,139
   Retained earnings                                            138,171                 1,398,021
                                                     ------------------         -----------------
     Total stockholders' equity                               4,313,004                 1,528,359
                                                     ------------------         -----------------

Total liabilities and stockholders' equity           $        13,043,003        $       7,760,982
                                                     ===================        =================



THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.



                               Magicworks Entertainment Incorporated
                           Condensed Consolidated Statements of Operations
                                             (Unaudited)

                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                    ----------------------------       --------------------------------
                                       1996              1995             1996               1995
                                    -----------      -----------       -----------         ------------
REVENUES:
   Production                       $  4,991,059       $ 5,943,857       $ 21,773,945     $  20,665,310
   Promotion                           2,286,521           165,806          7,412,528         4,738,992
   Merchandising                         501,383           356,248          1,635,596         1,568,183
   Other                                 703,276           234,220          1,391,261           729,616
                                    ------------       -----------       ------------      ------------
       Total revenues                  8,482,239         6,700,131         32,213,330        27,702,101

OPERATING EXPENSES:
   Talent and other show               6,764,411         5,435,790         24,897,793        20,134,211
   Salaries, wages and benefits          824,868           531,032          1,957,251         1,350,282
   Cost of goods sold                    272,959           249,294          1,149,876         1,099,714
   General and administrative            591,186           398,719          1,931,268         1,297,327
                                    ------------       -----------       ------------      ------------
       Total operating expenses        8,453,424         6,614,835         29,936,188        23,881,534

Income from operations                    28,815            85,296          2,277,142         3,820,567

OTHER INCOME (EXPENSE):
   Interest income                        50,599            54,702             55,786            85,218
   Interest expense                     (147,813)          (26,082)          (334,024)          (47,572)
   Income from investments in
     nonconsolidated productions             656           (15,693)            27,821           255,119
                                    ------------       -----------       ------------      ------------
       Total other income (expense)      (96,558)           12,927           (250,417)          292,765
INCOME (LOSS) BEFORE INCOME
   TAXES AND MINORITY
    INTERESTS                            (67,743)           98,223          2,026,725         4,113,332
PROVISION FOR INCOME TAXES
   OR PRO FORMA ADJUSTMENT
    FOR INCOME TAXES                     422,000              (505)         1,069,520         1,012,453
                                    ------------       -----------       ------------      ------------

   Income (loss) before minority
      interests                         (489,743)           98,728            957,205         3,100,879

MINORITY INTERESTS                       198,613           (99,517)          (289,935)       (1,517,299)
                                    ------------       -----------       ------------      ------------

Net (loss) income                   $   (291,130)      $      (789)      $    667,270      $  1,583,580
                                    ============       ===========       ============      ============

NET INCOME (LOSS) PER COMMON SHARE:

   Primary                                 $(.01)               -                $.03              $.08
                                    ============       ===========       ============      ============
   Fully Diluted                           $(.01)               -                $.03              $.08
                                    ============       ===========       ============      ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:

   Primary                            22,218,000        20,511,000         21,259,000        20,511,000
                                    ============       ===========       ============      ============
   Fully Diluted                      22,218,000        20,511,000         21,688,000        20,511,000
                                    ============       ===========       ============      ============


THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.




                               Magicworks Entertainment Incorporated
                           Condensed Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                            1996                              1995
                                                     ------------------            --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $          667,270             $        1,583,580
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization                            1,848,149                      1,180,847
     Write-down of investment in partnerships                         -                         49,994
     Minority interests                                         289,935                      1,517,299
     Deferred income tax provision                              391,000                             -
     Pro forma provision for income taxes                       678,520                      1,012,453
     Changes in current assets and liabilities:
       Accounts receivable                                     (323,573)                      (115,385)
       Inventories                                              (73,575)                        53,337
       Other current assets                                      21,775                       (285,052)
       Preproduction costs                                   (1,166,334)                    (1,779,716)
       Advances and deposits                                   (477,869)                      (114,301)
       Accounts payable and accrued liabilities                 (40,063)                    (1,013,287)
                                                     ------------------            -------------------
         Net cash provided by operating activities            1,815,235                      2,089,769

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in cultural facility                              (38,317)                       (16,452)
   Due to affiliates                                           (790,827)                        94,930
   Notes receivable from affiliates                             654,205                       (371,017)
   Purchase of property and equipment                          (358,253)                      (179,592)
   Investments in partnerships                                 (274,419)                      (296,850)
   Investments in management and booking agreements             (69,840)                       (25,000)
                                                     ------------------            -------------------
         Net cash used in investment activities                (877,451)                      (793,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of borrowings                                     6,113,963                      1,072,238
   Repayment of  borrowings                                  (2,428,485)                      (213,821)
   Increase in offering costs                                  (552,296)                      (114,052)
   Issuance of common stock                                      21,869                            405
   Proceeds of issuance of stock                              4,022,626                             -
   Contributions by minority interest                           644,004                        969,828
   Distributions to minority interests                       (1,682,151)                    (2,507,065)
   Distributions                                             (2,605,640)                    (1,935,606)
                                                     ------------------            -------------------
      Net cash provided by (used in) financing                3,533,890                     (2,728,073)
       activities                                    ------------------            -------------------
Net increase (decrease) in cash and cash equivalents          4,471,674                     (1,432,285)
Cash and cash equivalents at beginning of period                866,604                      1,955,315
                                                     ------------------            -------------------
Cash and cash equivalents at end of period           $        5,338,278            $           523,030
                                                     ==================            ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest            $          247,926            $            32,247
                                                     ==================            ===================


THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                Magicworks Entertainment Incorporated
                        Notes to Condensed Consolidated Financial Statements
                                             (Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A) BUSINESS

Magicworks Entertainment Incorporated (the "Company"), through its wholly-owned and majority-owned subsidiaries, produces and promotes live theatrical entertainment and provides ancillary services including merchandising and transportation.

On July 29, 1996, the Company consummated a simultaneous merger with certain other affiliated businesses as more fully described in the Company's Registrations Statement No. 333-13127. On the same date the Company issued and sold 400.06 Units in a private placement (see note 2 ) from which it received net proceeds in the amount of $8,919,350. On September 27, 1996, the Company sold an additional 14.8 Units pursuant to the private placement from which it received additional net proceeds in the amount $333,000.

On August 28, 1996, the Company acquired all of the outstanding capital stock of Movietime in exchange for 1,199,999 shares of the Company's common stock. This merger has been accounted for as a pooling of interests. In accordance with generally accepted accounting principles, the financial statements included herein have been restated to include the operations of Movietime for all periods presented.

(B)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

                                Magicworks Entertainment Incorporated
                        Notes to Condensed Consolidated Financial Statements
                                             (Unaudited)

(C)  PREPRODUCTION COSTS

Preproduction costs consist mainly of rehearsal salaries, set design and construction expenditures incurred prior to the first performance of the theatrical productions. These costs are amortized over the terms of the respective shows, which range from 12 to 24 months.

(D)  DEFERRED COSTS

Deferred costs consist mainly of legal and professional fees incurred in connection with The Performing Arts Center of North Miami and the private offerings of securities by the Company on July 29 and September 27, 1996. The costs relating to the Performing Arts Center, which totaled $345,862 and $307,545 at September 30, 1996 and December 31, 1995, respectively, will be amortized over a maximum period of three years, upon commencement of the facility's operations. The costs associated with the private offerings which totaled $835,840 and $256,487 at September 30, 1996 and December 31, 1995, respectively, were deducted from the gross proceeds of the offerings or accounted for as deferred financing costs based on the type of securities sold. Amortization expense relating to the deferred private placement offering costs amounted to $27,057 for the nine months ended September 30, 1996.

(E)  INCOME TAXES

As a result of the merger, the Company and its subsidiaries became subject to state and U.S. corporate income tax. The Company and its stockholders will be filing short year S- Corporation tax returns for the period ended July 29, 1996. As such, the stockholders or partners include their proportionate share of the Company's income for that period in their respective tax returns.

The accompanying condensed consolidated statements of operations include pro forma adjustments for income taxes due for the period ended July 29, 1996 which would have been recorded had the company been subject to Federal and state corporate income taxes, based on the tax laws in effect during those periods and statutory rates applied to pre-tax accounting income.

In addition, the accompanying condensed consolidated statements of operations include income taxes due from July 30, 1996 through September 30, 1996, the period of operation as a C-Corporation, as well as a deferred tax provision in the amount of $391,000 to record deferred taxes resulting from the conversion from S-Corporation to C-Corporation status.

                      Magicworks Entertainment Incorporated
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(F)  INVESTMENTS IN PARTNERSHIPS

The Company has interests in certain partnerships and joint ventures, ranging from 1% to 20%, in various theatrical productions, Such investments are carried in the accompanying condensed consolidated balance sheets at cost and income is only recognized when received in the form of distributions.

2.  PRIVATE PLACEMENT:

On July 29, 1996, the Company issued and sold 400.06 Units in connection with which it received net proceeds of $8,919,350. On September 27, 1996 the Company sold an additional 14.8 Units pursuant to the private placement in connection with which it received additional net proceeds of $333,000.

Each Unit consists of an unsecured senior convertible note (the "Notes") in the principal amount of $12,500 bearing interest at the rate of 10% per annum, and 5,000 shares of common stock. The Notes will pay interest semi-annually on June 30 and December 31 (commencing December 31, 1996). The Notes contain mandatory sinking fund requirements which are calculated to retire 75% of the face amount of the Notes after payment of seven consecutive equal quarterly contributions, the first such contribution to occur on October 1, 1999 and every ninety days thereafter, provided that such day is a business day.

The principal amount and accrued and unpaid interest on each Note is convertible (in whole but not in part), at any time prior to the Maturity Date, at a conversion price of $3.50 per share (subject to adjustment in certain circumstances). The Notes may be prepaid by the Company at its option at the principal amount plus accrued but unpaid interest.

The Company has issued 500,000 placement agent warrants and has authorized up to 1,481,643 Redeemable Warrants that may be issued upon the prepayment of the Notes in certain circumstances.



                                Magicworks Entertainment Incorporated
                        Notes to Condensed Consolidated Financial Statements
                                             (Unaudited)

3. SHORT-TERM DEBT:

                                                                     SEPTEMBER 30,         DECEMBER 31,

                                                                         1996                  1995
                                                                 ----------------------------------------
Various notes payable with interest ranging from
   9.90% to 10.15%, principal due monthly
   through January 1997.  Collateralized by vehicles.                      225,000                352,000

$100,000 unsecured commercial demand note,
   converted to DBM stock in January of 1996.                                    -                100,000

$350,000 unsecured demand promissory note,
   interest at prime plus 3/4% interest due monthly.
   Personally guaranteed by certain stockholders
   of the Company.                                                               -                340,982

$500,000 unsecured commercial demand note, interest
   at prime rate plus 1.0%, payment of interest to be
   paid quarterly.  Personally guaranteed by certain
   stockholders of the Company.                                                  -                435,156

$750,000 revolving credit line was paid off and
   closed in August of 1996.                                                     -                692,351
                                                                 ----------------------------------------

Total short-term debt                                            $         225,000      $       1,920,489
                                                                 ========================================






                                Magicworks Entertainment Incorporated
                        Notes to Condensed Consolidated Financial Statements
                                             (Unaudited)

4.  LONG-TERM DEBT:

                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                              1996                  1995
                                                                        ----------------------------------
Various notes payable with interest ranging from
   9.90% to 10.9%, principal due monthly
   through March 2001.  Collateralized by vehicles.                     $      701,617      $     489,791

Convertible notes (see note 2)                                               5,185,750               -

Capital lease obligation payable in monthly
   installments through September 1997
   including interest imputed at a rate of 10%,
   collaterized by a vehicle.                                                   24,169             40,778
                                                                       ----------------------------------
                                                                             5,911,536            530,569
   Less current portion                                                        212,288            137,870
                                                                       ----------------------------------

Total long-term debt                                                   $     5,699,248      $     392,699
                                                                       ===================================


5.  CONTINGENCIES:

In October 1994, a former independent contractor filed a complaint against a subsidiary of the Company in the Common Pleas Court of Philadelphia County seeking consequential damages of $5,000,000 arising from the termination of an employment contract. A court date has not been set. Management believes that the lawsuit is without merit, and that the outcome of this suit will not have a material adverse effect on the Company's financial condition or results of operations.

Litigation has been commenced by an individual with respect to an alleged contract with the Company that provided that such individual would receive the right to purchase 5% of the insider equity of the original companies, Magic, TAG, DBM and PAM, at a discount upon consummation of a public financing. The Company believes that the claims are without merit and it was fraudulently induced to enter into the alleged contract, and that, in any event, the alleged contract was terminated under circumstances in which the individual is not entitled to any compensation. The Company intends to vigorously defend this action and may pursue its own action for declaratory judgment and damages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company's revenues are derived principally from its production and promotion activities, which, during the nine months ended September 30, 1996, accounted for approximately 67.6% and 23.0%, respectively, of the Company's total revenues. Additional revenues are generated through the Company's merchandising division, transportation division and its management and booking operations, which, in the nine month period ended September 30, 1996, accounted for 5.1%, 1.6% and 1.5% of revenues, respectively.

   Production revenue results from the sale to local promoters of shows produced by the Company, in exchange for a guaranteed weekly fee, plus a percentage of box office receipts and other revenues. In cases where the Company participates in the promotion of a show it is producing, it becomes involved in the local presentation, enhancing its opportunity for profits and exposing itself to greater risk. In addition, the Company has derived significant percentage of its revenues and profits from one production, "The Magic of David Copperfield." This situation results in part from the successful expansion of the "David Copperfield" production in Europe and Asia, where the Company participates as a producer and a non-managing promoter. When it is the non-managing promoter, the Company records its share of the net profits, but does not record the related revenues or expenses.

   The majority of the Company's operating expenses consist of preproduction and operating costs of its theatrical productions and concert tours. Preproduction costs include pre-opening advertising, publicity and promotions, set construction, props, costumes, and salaries and fees paid to the cast, crew and musicians and creative participants during rehearsals. Preproduction costs incurred prior to the opening performance are capitalized to the balance sheet, net of amounts received from investors. These costs are then amortized over the guaranteed terms of the respective shows, which range from 12 to 24 months. Operating costs are expensed as incurred. As discussed above, with respect to revenues from promotions, when the Company participates in the promotion of a profitable production, the managing promoter remits to the Company its share of the net profits; accordingly, the Company's revenues are enhanced without any charge to expenses. When the Company is the managing promoter, it records both the associated revenues and expenses.

   The Company's operating results have fluctuated significantly from quarter to quarter and year to year, primarily as a result of the number of shows or events in production, the timing and staging of its productions, and its involvement in promotion as well as production in certain instances. In addition, the season for most of the Company's theatrical productions runs from September to June. While the Company engages in other business and productions, including summer music tours, during the rest of the year, its operating results have fluctuated significantly from quarter to quarter and year to year, and may be expected to continue to do so in future.
                                       11

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1995

   Revenues increased by $1.8 million, or 26.6%, to $8.5 million in the three months ended September 30, 1996, from $6.7 million in the three months ended September 30, 1995, primarily because of a significant increase in promotion revenue, partially offset by a decline in production revenue.

   Revenues from production declined by $.9 million, or 16.0%, from $5.9 million to $5.0 million, as a result of a reduction in revenues from "Jesus Christ Superstar" and "Hello Dolly!", both of which were on hiatus during most of the quarter, partially offset by the commencement of concert productions of "The Styx/Kansas" and "The Lynryd Skynryd/Doobie Brothers" tours, and alternative productions of "Cufolk Dance Troupe"and "The Night in New Orleans Tour."

   Promotion revenues increased by $2.1 million, from $0.2 million to $2.3 million, largely as a result of the commencement of concert promotions. The Company did not promote concerts in the prior corresponding period. During May 1996, the Company's "The Styx/Kansas" and "The Lynryd Skynryd/Doobie Brothers" tours commenced a 17 week tour. A portion of the increase was also attributable to increased promotional revenues from David Copperfield compared to the prior period.

   Merchandising revenues increased by $0.1 million, to $0.5 million in the three months ended September 30, 1996 from $0.4 million in the three months ended September 30, 1995. The Company's merchandising revenue is largely dependent on the number of performance weeks of a production with respect to which the Company has acquired merchandising rights. The Company maintains such rights for all of its own productions and negotiates for merchandising rights to other touring shows. The Company handled 17 more performance weeks in the third quarter of 1996 than it did in the corresponding period in 1995.

   Other revenues increased by $0.5 million to $0.7 million in the three months ended September 30, 1996 from $0.2 million in the three months ended September 30, 1995 largely as a result of a non-recurring fee of $0.6 million received by the Company of which $0.3 million was earned in the third quarter and the balance will be recorded in the 4th quarter, as a result of the merger of the Company's booking operations with those of another booking company and, in addition, an increase in the number of booking events compared to the corresponding period of 1995.

   Operating expenses increased by $1.8 million to $8.5 million for the three months ended September 30, 1996 from $6.7 million in the corresponding period of 1995, primarily because of increased expenses at Movietime Entertainment, the added staffing and overhead relating to being a publicly held company, and additional employees in the booking, busing and promotion divisions who were hired in anticipation of future growth. Although no assurance can be given to that effect, Management expects operating expenses as a percentage of revenues to decrease in the future.

   Talent and other show expenses increased $1.4 million, or 24.4%, to $6.8 million in the 1996 period from $5.4 million in the corresponding period in 1995, primarily because of the additional promoter expenses associated with the "The Styx/Kansas" and "The Lynryd Skynryd/Doobie Brothers" tours in the 1996 period. As a percentage of revenues, talent and other show expenses decreased to 79.7% for the three month period ended September 30, 1996 from 81.1% in the corresponding period in 1995.

   Salaries, wages and benefits during the three month period ended September 30, 1996 increased by $0.3 million, or 55.3%, to $0.8 million from $0.5 million during the corresponding period in 1995 due to a non-recurring pension expense charge of $0.1 million in connection with the termination of the Company's status as an S-Corporation, the hiring of five additional employees in the transportation division, two additional marketing employees, and six additional administrative employees due to anticipated future growth and public company expenses. As a percentage of revenues, salaries, wages and benefits increased to 9.7% for the three months ended September 30, 1996 from 7.9% in the corresponding period in 1995.

   Cost of goods sold relates to expenses involved in the generation of merchandising revenue, including costs of merchandise, producer, venue and vendor commissions, and shipping and other similar costs. As a percentage of merchandising revenue, the costs of goods sold decreased to 54.4% in the three months ended September 30, 1996 from 70.0% in the corresponding period in 1995, primarily because of a decrease in the amount of merchandise write downs related to overstocked merchandise on shows that ceased in the third quarter of 1996 as compared to 1995.

   General and administrative expenses increased by $0.2 million, or 48.3%, to $0.6 million in the 1996 period from $0.4 million in the corresponding prior period. The primary reason for the increase was additional depreciation on the Company's buses, five of which were acquired in the fourth quarter of 1995 and additional repairs and maintenance. As a percentage of revenues, general and administrative expenses increased to 7.0% in the three month period ended September 30, 1996 from 6.0% in the corresponding period of 1995.

   The Company incurred interest expense of $147,813 during the three months period compared to $26,082 in the corresponding period primarily due to the addition of the convertible notes sold during the private placement on July 29, 1996, the increase of outstanding debt from three lines of credit, which were paid off in August of 1996 and five bus purchases which were financed in the fourth quarter of 1995.

   Minority interests decreased by $0.3 million to ($0.2) million in the three months ended September 30, 1996, from $0.1 million in the corresponding prior period primarily due to the losses from the production of "Jesus Christ Superstar" and "Hello Dolly" as discussed above.

   As a result of the foregoing, the Company posted an operating profit before a provision for income taxes and pro forma income taxes of $130,870 in the three months ended September 30, 1996 as compared to a net loss of $1289 in the corresponding period in 1995. The Company incurred provision for income taxes and pro forma adjustment for income taxes of $422 thousand in the three months ended September 30, 1996, of which $391 thousand is attributable to the Company's conversion from S-Corporation to C-Corporation status, and a $505 tax benefit in the corresponding period.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1995

   Revenues increased by $4.5 million, or 16.3%, to $32.2 million in the nine months ended September 30, 1996, from $27.7 million in the nine months ended September 30, 1995, primarily because of increases in promotion and production revenue.

    Revenues from production increased by $1.1 million (5.4%), to $21.8 million in the nine months ended September 30, 1996, from $20.7 million, largely as a result of the commencement of the concert productions of "The Styx/Kansas" and "The Lynryd Skynryd/Doobie Brothers" tours in the second quarter of 1996 and an increase in production revenues attributable to "Ain't Misbehavin" and "She Loves Me," as compared to the corresponding period in 1995, offset in part by the reduction in production revenues from each of "Jesus Christ Superstar," which had generated significant production revenues in the 1995 period in connection with certain dates placed at Madison Square Garden, and "Hello Dolly!"

   Promotion revenues increased by $2.7 million, from $4.7 million to $7.4 million, largely as a result of the commencement of concert promotional activity which did not exist in the prior corresponding period. During May 1996, the Company's "The Styx/Kansas" and "The Lynryd Skynryd/Doobie Brothers" tours commenced a 17 week tour. A portion of the increase was also attributable to increased promotional revenues from David Copperfield as compared to the prior period.

   Merchandising revenues remained relatively constant for the nine months ended September 30, 1996 primarily due to the Company handling the same number of performance weeks in 1996 compared to the corresponding period in 1995.

   Other revenues increased by $0.7 million, or 90.7%, to $1.4 million in the nine months ended September 30, 1996 from $0.7 million in the nine months ended September 30, 1995 largely as a result of the non-recurring fee, from the merging of its booking operations with another booking company and increased bookings discussed above.

   Operating expenses increased by $6.0 million to $29.9 million for the nine months ended September 30, 1996 from $23.9 million in the corresponding period of 1995, primarily because of the commencement of the "The Styx/Kansas" and "The Lynryd Skynryd/Doobie Brothers" tours in May of 1996. There were also expenses at Movietime Entertainment which commenced in May 1995, added staffing and overhead relating to being a publicly held company, and additional employees in the booking, busing and promotion divisions anticipated future growth.

   Talent and other show expenses increased $4.8 million, or 23.7%, to $24.9 million in the 1996 period from $20.1 million in the corresponding period in 1995, primarily because of the additional promoter expenses associated with the "The Styx/Kansas" and "The Lynryd Skynryd/Doobie Brothers" tours in the 1996 period. As a percentage of revenues, talent and other show expenses increased to 77.3% for the nine months ended September 30, 1996 from 72.7% in the corresponding period in 1995.

   Salaries, wages and benefits during the nine months ended September 30, 1996 increased by $0.6 million, or 45.0%, to $2.0 million from $1.4 million during the corresponding period in 1995 due to the non-recurring pension charge discussed above, the hiring of five additional employees in the transportation division, two additional marketing employees, and six additional administrative employees. As a percentage of revenues, salaries, wages and benefits increased to 6.1% for the nine months ended September 30, 1996 from 4.9% in the corresponding period in 1995.

   Cost of goods sold relates to expenses involved in the generation of merchandising revenue, including costs of merchandise, producer, venue and vendor commissions, and shipping and other similar costs. As a percentage of merchandising revenue, the costs of goods sold remained relatively constant with a slight increase from 70.3% for the nine months ended September 30, 1996 from 70.1% in the corresponding period in 1995.

   General and administrative expenses increased by $0.6 million, or 48.9%, to $1.9 million in the 1996 period from $1.3 million in the corresponding prior period. The primary reason for the increase was due to the Movietime operations commencing in May of 1995 and incurring only $65 thousand in the nine months ended September 30, 1995 and $0.3 million in the nine months ended September 30, 1996, additional depreciation on the Company's buses, five of which were acquired in the fourth quarter of 1995, and repairs and maintenance. As a percentage of revenues, general and administrative expenses increased to 6.0% in the nine months ended September 30, 1996 from 4.7% in the corresponding period of 1995.

   The Company incurred interest expense of $0.3 million during the nine months ended September 30, 1996 compared to $48.0 thousand during the corresponding period primarily due to the interest accrued on the convertible notes sold in the Private Placement, borrowings under a line of credit to support the operations of Movietime and preproduction expenses in connection with the "She Loves Me," "The Styx/Kansas" and "The Lynryd Skynryd/Doobie Brothers" tours, the "Deathtrap" productions and the write down of accrued interest receivable during the period.

   Minority interests decreased by $1.2 million to $0.3 million in the nine months ended September 30, 1996, from $1.5 million in the corresponding prior period primarily to the losses from the production of "Jesus Christ Superstar" and "Hello Dolly", as discussed above.

   As a result of the foregoing, the Company posted net income of $0.7 million in the nine months ended September 30, 1996 as compared to net income of $1.6 million in the corresponding period in 1995. The Company incurred provision for income taxes and pro forma adjustment for income taxes of $1.1 million in the nine months ended September 30, 1996, of which $0.4 million is attributable to the Company converting from an S-Corporation to a C-Corporation status, compared to $1.0 million in the corresponding prior period.

LIQUIDITY AND SOURCES OF CAPITAL

At September 30, 1996, the Company had working capital of $6.2 million compared to $.4 million at December 31, 1995. Since inception, the Company has financed its operations primarily through borrowings and cash flow from operations. During the third quarter of 1996, the Company received net proceeds of $9.2 million from the sale of the Units in the Private Placement.

   During 1996, the Company made S-Corporation distributions aggregating $2,600,052, as compared to $3,816,129 in 1995, to the stockholders of the Companies that became subsidiaries of Magicworks Entertainment Incorporated. On July 29, 1996, the Company converted its corporate income tax status from S-Corporation to C-Corporation. No further S Corporation distributions will be made.

   The Company has two lines of credit and other short-term borrowings which are payable on demand (the "Credit Lines"). The Credit Lines provide for short-term borrowings of up to $1.6 million in the aggregate, with interest ranging from prime plus 3/4% to prime plus 1%. The Credit Lines are collateralized by substantially all of the Company's assets and are guaranteed by certain executive officers to the Company. At September 30, 1996, no amount was outstanding under the Credit Lines and the full amount thereof was available for borrowing. The Company's remaining indebtedness consists of $0.9 million, collateralized by buses used in the Company's business and $5.2 million of convertible notes sold in the Private Placement.

   The Company's principal anticipated capital expenditures over the next several years will relate to investments in equipment for Movietime, acquisitions, if suitable opportunities arise, and the production of additional theatrical productions.

Part II.       OTHER INFORMATION

ITEM 1.        Legal Proceedings

               Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

ITEM 6.        Exhibits and Reports on Form 8-K

               (a)         Exhibits:
                           There are no exhibits to this Quarterly Report on
Form 10-Q.

               (b)         Reports on Form 8-K:
                           During the quarter for which this Quarterly Report on Form 10-Q is filed, the Registrant filed a current report on form 8-K for the Shadow Wood Merger and the Movietime acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MAGICWORKS ENTERTAINMENT INCORPORATED

Date:                        BY /S/ BRAD KRASSNER
                             ------------------------------------------
                             Brad Krassner, Co-Chairman of the Board of
                             Directors and Chief Executive Officer

Date:                        BY /S/ STEVEN CHABY
                             --------------------------------------
                             Steven Chaby, Chief Financial Officer
                             and Treasurer