Form 10-K405
period 1996-12-31
MAGICWORKS ENTERTAINMENT INC
filed 1997-04-01
CIK 765803

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
            SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
            ACT OF 1934

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1996

                                         OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ____________ to ____________

                         Commission file number 0-27088

                      MAGICWORKS ENTERTAINMENT INCORPORATED
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

                  Registrant's telephone number: (305) 532-1566

                            -------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                          NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                                       ON WHICH REGISTERED

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.001 par value

                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 24, 1997, the aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant was $14,606,756, based on a closing price of $3 5/8 for the Common Stock, par value $.001 per share (the "Common Stock"), as reported on the NASDAQ over-the-counter Bulletin Board on such date.

         As of March 24, 1997, the number of outstanding shares of Common Stock of the registrant was 24,394,300.

         Information required by Part III is incorporated by reference to portions of the Registrant's 1997 Proxy Statement for the 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1996 fiscal year.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         Magicworks Entertainment Incorporated (the "Company"), through its subsidiaries and related partnerships, acquires domestic and international stage and ancillary rights to theatrical productions, produces and promotes live entertainment, manages and books performances and shows, and merchandises a broad range of products associated with its productions and performers. Prior to 1992, the Company focused primarily on, and generated the majority of its revenue from, the worldwide production of "The Magic of David Copperfield," as well as its management and booking agency and merchandising businesses, and was not involved in other large scale productions. In 1992 the Company began to act regularly as producer and co-producer in cases in which the Company determined, based on the responses to its booking inquiries, that the demand for a production was strong. In some cases, the Company also obtained additional rights associated with the show, such as the ability to present the show in certain venues. In addition, the Company's strategy with respect to its theatrical production business was and continues to focus upon production of popular, proven hits rather than first run productions.

         The Company is the successor by merger to the business of Magicworks Entertainment Incorporated, a Florida corporation ("Magicworks"). On July 29, 1996, certain of the Company's predecessors in interest consummated a business combination pursuant to which their operations were consolidated (the "Consolidation"). On the same date, the Company issued and sold 400.06 units ("Units"), each unit consisting of an unsecured senior convertible note in the principal amount of $12,500 bearing interest at a rate of 10% per annum (collectively, the "Notes"), and 5,000 shares of its common stock, par value $.001 per share (the "Magicworks Common Stock"), in a private placement (the "Private Placement") from which it received net proceeds in the amount of $8,782,832. On September 27, 1996, the Company sold an additional 14.8 Units pursuant to the Private Placement from which it received additional net proceeds in the amount $333,000.

         Upon completion of the Private Placement, Magicworks merged with and into the Company. In accordance with the terms of the Merger, each share of Magicworks Common Stock issued and outstanding was converted into one share of the Company's common stock $.001 par value (the "Common Stock"). The Company was the surviving corporation in the Merger and investors in the Private Placement became security holders of the Company. Upon consummation of the Merger, the Company changed its name from Shadow Wood Corporation to Magicworks Entertainment Incorporated.

GROWTH STRATEGY

         Over the past several years, the Company has experienced significant growth, primarily as a result of the success of its productions as well as its continued diversification. The Company's strategy has been to integrate the financing, production, booking and ancillary exploitation of live entertainment. The Company believes that its integrated approach enables it to exercise control over the significant aspects of its productions--theater management, theatrical production and promotion, marketing and merchandising.

         The Company believes that the touring live entertainment industry is a high-growth industry. The Company seeks to acquire touring rights for well-established, popular musicals. The Company's strategy is to use its management and booking division to determine the demand for live entertainment productions prior to financing such productions. The Company plans to exploit its experience and contacts with performers, venues, presenters and sponsors by expanding its operations, as opportunities arise, in the areas of sports, management speakers bureaus, fashion management, corporate sponsorship, music, movies and television. The Company believes that its relationships in the entertainment industry will facilitate its expansion into other areas, particularly with respect to facility management, production and presentation opportunities.

         The Company also perceives an opportunity to grow through acquisitions of regional, national and international entertainment producers and presenters and related businesses. Consistent with its growth strategy, the Company will also seek to expand its operations, as opportunities arise, by acquiring local and regional companies with market niches in the entertainment industry. The Company believes that there are significant acquisition opportunities available due to the highly fragmented nature of the live entertainment industry.

         In keeping with its strategy to expand its business by acquiring entertainment related businesses, on August 28, 1996 the Company acquired all of the issued and outstanding capital stock of MovieTime Entertainment, Inc. ("MovieTime"), a company that has developed an interactive telecommunications service that provides digital telephone delivery systems to movie theaters. On December 31, 1996, the Company acquired all of the issued and outstanding capital stock of the Space Agency Concerts and Theatricals, which operates under the name Space Agency, Inc. ("Space Agency"). Space Agency produces Broadway subscriptive series in Salt Lake City, Utah, and Vancouver and Calgary, Canada and has managed or promoted concerts and musicals in more than 50 North American cities. Both acquisitions have been accounted for as poolings of interests and, accordingly, the historical results of operations of the Company have been restated to include the accounts of Movietime and Space Agency since inception.

         Further, as of October 1996, Touring Artists Group, Inc., a wholly-owned subsidiary of the Company ("TAG"), and two unrelated entities entered into a limited liability company agreement (the "LLC Agreement") to form The Booking Group, LLC, a New York limited liability company (the "Booking Group"). Pursuant to the LLC Agreement, TAG owns a 33 1/3% interest in the Booking Group.

THE THEATRICAL PRODUCTION BUSINESS

         The development and production of musical stage productions requires a substantial investment of time and capital. A period of 12 to 24 months typically elapses between the time a producer acquires the theatrical stage rights to a production and the date on which the production is first performed before the public.

         Initially, the producer acquires the theatrical stage rights in a musical work created by a composer, lyricist and book writer (collectively the "Authors"). In consideration for these rights, the Authors typically receive royalties calculated as a percentage of box office receipts and occasionally a share of production profits. The producer then assembles all of the elements necessary to mount the production, first engaging a director. The producer and director, in collaboration with the Authors, select other key creative personnel who are then engaged by the producer. The contractual arrangements with key creative personnel (other than principal performers except in rare circumstances) usually include royalties and, less commonly, production profit participation.

         Following auditions, performers are customarily engaged by negotiations with talent agents. During a production's preproduction phase, the producers arrange for or coordinate set construction, costume preparation, lighting and sound equipment (leased or purchased), rehearsal and theater bookings and generally develop the production to the point where it is ready to be performed before an audience. Well in advance of the opening, the producer develops and begins to execute a marketing plan for the production.

         A producer typically finances a theatrical production at least in part with project financing from third parties. A limited partnership or joint venture often is created for that purpose, with the limited partners or joint venturers investing funds to defray the production costs in order to earn a negotiated portion of any production profits. Limited partnerships and joint ventures are common in the theater and motion picture industries and enable producers to limit risk and conserve working capital for other productions. Investors in limited partnerships frequently bear substantially all of the financial risk associated with a production and typically receive approximately 50% of the profits, if any, after their initial investment is recouped.

         Expenses of developing a production that are incurred prior to the first performance of that production are usually described as preproduction costs or production costs. Preproduction costs include expenses for pre-opening advertising, publicity and promotions, set construction, props, costumes, and salaries and fees paid to the cast, crew, musicians and other creative personnel during rehearsals. In the case of a touring production, preproduction costs also include all expenses associated with moving the production from venue to venue.

         Expenses incurred after a production's first performance are termed operating costs or running costs. Operating costs include post-opening advertising, publicity and promotions, salaries of the cast, crew and musicians, equipment rental, theater rental, royalties payable to creative personnel and, after the recovery of all production costs, third-party profit participation, if any.

        For touring productions presented in a series of venues, the allocation between preproduction costs and operating costs is more complicated. For example, for a production that is to tour in four cities, advertising expenses incurred after the first performance in the first city may be operating costs (if incurred in the first city) or preproduction costs (if incurred in any of the other cities before the first performance in that city). Similarly, moving costs typically are accounted for as preproduction costs. As a result, unrecouped preproduction costs of a touring production may fluctuate upward, even if the tour is generating operating profits, depending upon the levels of advertising, moving and other costs incurred during the tour.

         A production's revenues are only recognized as each performance is presented. While tickets are usually sold well in advance of the performance date, the revenue from each advance ticket is offset by the potential liability that may arise if the performance is not presented and the ticket price must be refunded. The arrangements for investing advance box office receipts and the allocation of interest earned on those funds prior to the performance by which such funds have been generated are often complex and the subject of negotiations among the producer, the theater owner or manager, and any ticket-selling agency engaged for the particular production.

         Royalties payable to the Authors, to creative production personnel and to producers are generally calculated as a percentage (typically 8% to 16% in total) of box office receipts (gross ticket sales revenues, net only of taxes, credit card charges and other agreed deductions). Alternatively, Authors and creative talent can be remunerated on a profit pool basis whereby they receive an agreed percentage of weekly operating profits (box office receipts net of operating costs).

         The point at which aggregate operating profits from the production are equivalent to the preproduction costs is called recoupment and operating profits earned by the production thereafter are called production profits. Some royalty arrangements provide that recoupment triggers an increase in the percentage of royalties to which creative personnel are entitled. Of course, for an unsuccessful production recoupment may not occur.

THE COMPANY'S THEATRICAL AND CONCERT PRODUCTIONS

         GENERAL

         After the Company or one of its co-producers acquires the right to produce a show, typically by paying a fee to the owner of the rights to the show, the Company secures written offers from local presenters who guarantee the Company minimum levels of weekly revenues. When the Company has secured enough guaranteed contracts, it then finances the show. As is typical in the industry, the Company finances its shows on an individual basis by selling limited partnership interests to investors who assume much of the financial risk associated with the show. The Company acts as general partner and attempts to solicit as limited partners entities that will have a stake in the success of the show, such as presenters and theater owners, as well as other investors. In addition, the Company itself will occasionally have a limited partnership interest in its productions, thereby assuming a greater portion of the risk itself. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

         Since 1992, the Company has acted as producer or co-producer for, or has become contractually obligated to produce, the following productions:



     1992                 1993                 1994                1995                1996                 1997*
PHANTOM OF THE        PHANTOM OF THE       JESUS CHRIST        JESUS CHRIST        A CHORUS LINE        SKOAL "ROAR"
OPERA                 OPERA                SUPERSTAR           SUPERSTAR                                TOUR
                                                                                   AIN'T MISBEHAVIN'

DAVID COPPERFIELD     DAVID COPPERFIELD    MAN OF LA           HELLO, DOLLY!                            JEKYLL & HYDE
                                           MANCHA                                  DEATHTRAP
                      JESUS CHRIST                             DAVID                                    THE SOUND OF
                      SUPERSTAR            HELLO, DOLLY!       COPPERFIELD         STYX/SKYNYRD         MUSIC

                      MAN OF LA            DAVID COPPERFIELD   NUTCRACKER ON       JESUS CHRIST         INTERNATIONAL
                      MANCHA                                   ICE                 SUPERSTAR            WARNER BROTHERS
                                           NUTCRACKER ON ICE                                            FAMILY ICE SHOW
                                                               SHE LOVES ME        HELLO, DOLLY!

                                                                                                        SINGIN' IN THE
                                                               AIN'T               DAVID COPPERFIELD    RAIN
                                                               MISBEHAVIN'

                                                                                   NUTCRACKER ON ICE    A CHORUS LINE

                                                                                   SHE LOVES ME         SUMMER DAZE
                                                                                                        TOUR '97

                                                                                                        RINGO STARR &
                                                                                                        HIS ALL STAR BAND

                                                                                                        STYX' GRAND
                                                                                                        ILLUSION TOUR

                                                                                                        LYNYRD SKYNYRD
                                                                                                        TOUR

                                                                                                        DAVID COPPERFIELD

                                                                                                        THE HUNCHBACK OF
                                                                                                            NOTRE DAME

TOTAL FOR 1992:  2    TOTAL FOR 1993: 4    TOTAL FOR 1994: 5   TOTAL FOR 1995: 6   TOTAL FOR 1996: 9    TOTAL TO DATE FOR 1997: 12

*Column represents shows with respect to which the Company has signed a production agreement.

         The Company's revenues from its production activities have increased significantly, from $23.3 million in the year ended December 31, 1994 to $30.2 million in the year ended December 31, 1996. For the years ended December 31, 1994, 1995 and 1996, production activities accounted for approximately 57.6%, 58.9% and 42.3%, respectively, of the Company's revenues.

         MAJOR PRODUCTIONS

         The following is a summary discussion of the major productions that the Company produced or co-produced during 1994, 1995 and 1996, the major productions that the Company is currently producing or co-producing and the shows that the Company is contractually bound to produce in the future:

         "JESUS CHRIST SUPERSTAR"

         The Company's co-production of "Jesus Christ Superstar", by Andrew Lloyd Webber and Tim Rice, opened in December 1992. The production starred Ted Neeley and Carl Anderson, the original stars from the motion picture, and in January 1997 concluded a record 4 years of touring.

         "DAVID COPPERFIELD"

         "The Magic of David Copperfield" has been co-produced by the Company on a continuous basis since 1982, and is presently booked through 1998. The Company has a contract with David Copperfield that runs through December 1999.

         "AIN'T MISBEHAVIN'"

         The Company co-owns the North American touring rights for "Ain't Misbehavin'" formerly starring the Pointer Sisters and currently starring Martha Reeves and the Vandellas. The show opened in September 1995 and ran through June 1996. The Company then restaged the show in order to allow the show to tour in smaller markets. The restaged show commenced touring in October 1996, and is expected to run through April 1997.

         "A CHORUS LINE"

         The Company's non-equity co-production of "A Chorus Line" commenced in September 1996 and is expected to run through June 1997. The Company then expects to commence an equity tour of "A Chorus Line" in August 1997 which is expected to run through June 1998.

         "DEATHTRAP"

         The Company is currently co-producing a revival of "Deathtrap," Ira Levin's comedy thriller and one of the longest running non-musical plays in Broadway history. The Company's revival, which stars Elliott Gould and Mariette Hartley, is the first major touring revival of this show. The show's tour commenced in September 1996 and is expected to run through April 1997.

         "SINGIN' IN THE RAIN"

         In January 1997 the Company commenced co-production of a touring production of "Singin' in the Rain," which is based on the movie of the same name. This stage production features the original Comden and Green book and includes all of the song-and-dance numbers associated with the cinematic production.

         "THE HUNCHBACK OF NOTRE DAME"

         The Company has contracted to co-produce this new musical which is based on Victor Hugo's classic novel of the same name. The Company's production was written by Dennis DeYoung (the lead singer and songwriter of Styx). The show is currently in the workshop stage and is expected to commence its tour in 1997.

         "INTERNATIONAL WARNER BROTHERS FAMILY ICE SHOW"

         This production features professional ice skaters playing the roles of Batman and Robin as well as the Looney Tunes characters. The show is scheduled to commence a tour in Southeast Asia beginning in June 1997.

         "SOUND OF MUSIC"

         The Company's production is scheduled to be played in Hong Kong, Singapore and Bangkok during May, June and July of 1997. The show is expected to feature Marie Osmond.

         "JEKYLL AND HYDE"

         The Company will act as co-producer for this musical production which opened in New York in March 1997. The show had a successful nationwide tour in 1996 which led to its Broadway premiere. This show stars Linda Edder.

         "MAN OF LA MANCHA

         The Company co-produced a non-equity North American tour of "Man of La Mancha" which commenced September 1993 and played through April 1994. The tour played in 95 cities included Mexico City, Vancouver and Anchorage.

         "NUTCRACKER ON ICE"

         The Company's co-production of "Nutcracker on Ice", featuring Olympic ice skaters Rudy Galindo, Karyn Kadavy, Debi Thomas, Calla Urbansky and Rocky Marvel, commenced in the fall of 1994 and ran through the fall of 1996.

         "HELLO, DOLLY!"

         The Company launched a tour of "Hello, Dolly!," starring Carol Channing, in July 1994. The show toured the United States through February 1997.

         "SHE LOVES ME"

         The Company produced a non-equity tour of "She Loves Me" which commenced in October 1995 and played through April 1995. The Company's production was the first touring production of this show following its Broadway equity revival.

         SUMMER MUSIC TOURS

         The Company co-produced two major summer tours in 1996: a 65-city summer tour of the musical group Styx that featured all of the band's original members (headed by singer/songwriter Dennis DeYoung), together with Kansas, as well as a coast-to-coast amphitheater tour that featured Lynyrd Skynyrd together with the Doobie Brothers. During 1997 the Company has contracted to produce the Skoal "Roar" tour, Summer Daze Tour '97, Ringo Starr and his All Star Band, Barry Manilow, Grand Illusion tour starring Styx and Lynyrd Skynyrd.

THE THEATRICAL PROMOTION BUSINESS

     The promotion of theater and concert events involves the presentation of such events at particular venues in which they are to play. The promoter is responsible for ticket sales, advertising and marketing of the event. Generally, the promoter guaranties the producer of the event a certain amount of revenue. Any revenue over this amount generated by the promoter, less the expenses incurred in connection with promotion of the event, is retained by the promoter.

THE COMPANY'S THEATRICAL AND CONCERT PROMOTIONS

         The Company promoted during 1996 or is contractually obligated to promote in 1997, the following shows:

"PHANTOM OF THE OPERA"

         The Company presented sixteen weeks of this popular musical in Salt Lake City.

"LES MISERABLES"

         The Company presented nine weeks in San Jose, Long Beach, Fresno and Bakersfield, California and Salt Lake City, Utah. The company is expected to present approximately 20 weeks over the next two years.

"JESUS CHRIST SUPERSTAR"

         The Company presented "Jesus Christ Superstar", by Andrew Lloyd Webber and Tim Rice, for approximately 130 dates during 1996 in Canada, the continental United States and Alaska.

"BB KING"

         The Company promoted 15 cities in America and Canada.

"RIVERDANCE"

         The Company co-promoted an extended run of approximately 20 shows in the Rosemont theater in Chicago, Illinois.

"STYX/KANSAS"

         The Company presented six dates.

"DAVID COPPERFIELD"

         The Company co-presented selected dates of "Tbe Copperfield Tour" United States, a first time four week run in Australia, a four week run in Southeast Asia including the cities Jakarta, Singapore, and Hong Kong, and a successful first time run on Broadway. The Company has a contract with Mr. Copperfield present his show in major United States cities as well as South America in 1997.

"BARRY MANILOW"

         The Company has contracted to present Mr. Manilow in 46 shows throughout the United States during 1997.

MANAGEMENT AND BOOKING

         The Company acts as the management and booking agent for a variety of live entertainment events. As management and booking agent, the Company is retained by producers to arrange bookings for the tours of various theatrical presentations, musical acts and one person shows. The Company then markets the productions to presenters throughout the world, and is paid a fixed fee or a percentage of proceeds, without investing any of its own capital. The Company currently acts as exclusive management and booking agent for over 23 shows, including "Rent," "Victor Victoria," "Bring in 'da Noise, Bring in 'da Funk," "Three Tall Women," "She Loves Me" and the national touring company of "A Chorus Line;" musical acts such as the Newport Jazz All-Stars and the Preservation Hall Jazz Band; and one-person shows such as Hal Holbrook in "Mark Twain Tonight," James Whitmore in "Will Rogers USA," Amanda Plummer in "The Belle of Amherst" and Kevin McCarthy in "Give 'Em Hell Harry!" In addition, the Company's booking division has recently signed an exclusive agreement to represent the new musical "Big," which is now playing on Broadway, for all touring bookings in the U.S. and Canada except for New York, Los Angeles and Toronto.

         The Company's revenues from its management and booking activities have increased from $0.5 million in the year ended December 31, 1992 to $1.4 million in the year ended December 31, 1996. The Company successfully booked and managed "Jesus Christ Superstar" by Andrew Lloyd Webber and Tim Rice in 1993. This success was followed by the Company's booking of "Hello, Dolly!" starring Carol Channing in 1994 and "She Loves Me" and "The Pointer Sisters Ain't Misbehavin'" in 1995. As a result of these and other successes of its booking and management activities, the Company believes it has become a significant factor in the industry in bringing first class touring Broadway shows to secondary U.S. and major foreign markets.

VENUE OPERATIONS

         The Company is involved in the operation, management and development of venues for the presentation of a wide variety of live entertainment. The Company believes that its relationships in the entertainment industry will facilitate the expansion of its venue operations. As part of its growth strategy, the Company intends to continue to expand its venue operations.

         NORTH MIAMI PERFORMING ARTS AMPHITHEATER

         The Company has a long term management contract with the City of North Miami, Florida to develop, construct, manage and operate the City's proposed Amphitheater with a planned open air capacity in excess of 25,000 people and an under-roof capacity ranging from 3,000 to 15,000 people. The facility is expected to be capable of accommodating at least one million people per year.

         The project is planned to be constructed on Biscayne Bay, 15 miles south of Fort Lauderdale and 15 miles north of downtown Miami. The project is currently in the permitting stage, and in addition to permitting, is subject to substantial contingencies relating to environmental concerns. Construction has been delayed as a result of the inability of the City to obtain certain permits and, consequently, the Company is unable to predict when construction will commence, if ever. The Company is currently negotiating a date certain for permit approval with the City of North Miami.

         The 30-year term of the Company's management contract with the City of North Miami will commence on the date of occupancy. Pursuant to the agreement, the Company will pay to the City: (i) an annual minimum return subject to annual adjustment based on the consumer price index, but not to exceed $0.5 million per annum, (ii) a use fee charge equal to 5% of revenues from box office ticket sales for productions presented at the facility and (iii) 5% of the gross revenues received by the Company from concessions and parking. In addition, the Company has agreed to remit a refundable deposit to the City in the sum of $1.5 million (upon the receipt of all governmental approvals and permits required for construction of the facility and approval of a financing package acceptable to the Company), to be applied toward the payment of construction, operation and monitoring costs related to the facility. See "-Legal Proceedings."

TRANSPORTATION

         The Company owns ten custom-built sleeper tour buses which it leases to touring productions under long and short term contracts for use in transporting entertainers and crews during a show's tour. In addition, the Company leases various show related equipment to touring productions (i.e., sound systems, rigging and musical equipment). The Company has serviced all of the tours of its own production tours of "The Magic of David Copperfield," "Jesus Christ Superstar" as well as others, with a variety of rentals. The Company is currently in the process of handling all trucking requirements of its internally produced shows.

MERCHANDISING AND CONCESSIONS

         The Company offers merchandise in connection with most of the productions with which it is involved as a producer and/or a promoter, and also in connection with certain other productions on a contract basis. The Company merchandises cast recordings, videos, t-shirts and other memorabilia related to a given show or client. The Company also sells food and beverages at its venues. The Company's merchandising and concession clients in 1996 included tours of "Fiddler on the Roof," "Hello, Dolly!," "Stomp," "A Chorus Line," "Carousel," "Tap Dogs," "Applause," "Ain't Misbehavin'," "The Magic of David Copperfield" and "Annie." In addition, the Company has acquired the merchandising rights to the upcoming tours of "Jekyll & Hyde," and "Push On" and will also provide vending services for the North American tour of U2 and the Summer Daze Tour '97.

ADVERTISING, MARKETING AND SPONSORSHIPS

         The Company's marketing, promotion and sponsorship division oversees diverse production projects for the Company. The division is responsible for advertising and promotion of the Company's various productions. Every television spot, radio spot and print advertisement relating to the Company's productions is produced under the supervision of the Company's in-house marketing staff. Sales figures are monitored on a daily basis so that any marketing mix changes necessary for a production are made promptly.

         In 1996, the advertising division oversaw the marketing of such diverse events as a Jimmy Buffet Margaritaville concert, the Akron Rib and Music Festival, "Jesus Christ Superstar," "The Magic of David Copperfield" and "Riverdance."

MOVIETIME

         MovieTime was formed in May of 1995, in the State of Florida, to develop and operate interactive digital phone systems that provide telephone advertising, information and ticketing services to the motion picture industry.

         The Company, which acquired MovieTime in August 1996, has decided recently to reduce funding for MovieTime and plans to phase out MovieTime's operations.

COMPETITION

         The Company competes with a wide range of entertainment alternatives, including movies, theatrical presentations, sporting events, concerts, and others. Within its own industry segment, the Company competes with other producers and booking agencies for attractive theatrical properties and artistic talent.

         The Company's merchandising division services the merchandising needs of the in-house productions, venues and clients represented by the Company, but competes for contracts for other productions with a number of other companies.

ITEM 2.     PROPERTIES

         The Company's principal executive offices are located in approximately 2,700 square feet of leased office space in Miami Beach, Florida. The Company leases such space from a corporation owned by Messrs. Krassner and Marsh, the Company's Co-Chairman of the Board and Chief Executive Officer and Co-Chairman of the Board, respectively, pursuant to a lease that expires in 2001 and which provides for an annual rent of approximately $39,000. The Company also leases approximately 3,500 square feet of office space in Aurora, Ohio pursuant to a lease expiring in November 2002. The Company leases such space from Lee Marshall, the Company's President and Chief Operating Officer, for an annual rent of approximately $41,000. The Company also leases office space in Salt Lake City, Utah from John W. Ballard, a director of the Company and the President of Space Agency, pursuant to a lease expiring in December 2000 which provides for an annual rent of approximately $36,000. See "Certain Transactions."

ITEM 3.     LEGAL PROCEEDINGS

         An arbitration proceeding (the "Statement of Claim") had been instituted by Diamond Bullet Corporation, an affiliate of the Company ("DBC"), against Robert L. Ferman ("Ferman"), a former financial advisor to certain of the Company's predecessors. DBC's claim had been for rescission, fraud and breach of fiduciary duty in connection with a consulting agreement under which DBC agreed to pay Ferman a monthly retainer fee of $2,500 and an equity position in DBC in the event that Ferman was successful in locating an acceptable underwriter for a proposed initial public offering of the securities of the Company or its affiliates. In March 1997 the Company and Ferman settled the proceeding. Pursuant to the settlement agreement, the Company has agreed to sell to Ferman 500,000 shares of Common Stock (the "Settlement Shares") for a purchase price of $2,000,000, the market value of the Settlement Shares on the date of the settlement agreement ($4.00). Ferman has issued to the Company his three year, non-recourse promissory note (the "Note") in payment for the Settlement Shares. The Settlement Shares will be held in escrow as security for the Note by the Company pending payment of the Note.

         In October 1994, a former independent contractor filed a complaint against the limited partnership that produces "Jesus Christ Superstar" in the Common Pleas Court of Philadelphia County seeking consequential damages of $5,000,000 arising from the termination of an employment contract by such limited partnership. A court date has not been set. Management believes, based on the advice of counsel, that the lawsuit is without merit, and that the outcome of this suit will not have a material adverse effect on its financial condition or results of operations.

         In February 1997, Kerri A. Strug has brought an action in the United States District Court for the district of Arizona (the "Arizona Action") against Magic Promotions, Inc., a wholly-owned subsidiary of the Company ("MPI") in connection with the "Goldmedal Gymnastics Tour" that has been touring in the United States for anticipatory breach of her contract and a declaratory judgment that Ms. Strug be released from her obligations under the contract. Ms. Strug has claimed damages in excess of $850,000. Subsequently, on March 14, 1997, MPI filed a complaint in the United States District Court for the Southern District of Florida ("the Florida Action") against Ms. Strug and her agent, Steve Rosner, and Mr. Rosner's company, Integrated Sports International ("ISI"). The complaint in the Florida action is in three counts: breach of contract by Ms. Strug, fraud in the inducement by Ms. Strug, Mr. Rosner and ISI, and rescission against Ms. Strug. The Company believes Ms. Strug's claims are without merit and intends to pursue vigorously the Florida Action and to defend the Arizona Action. Management believes, based on the advice of counsel, that the lawsuit is without merit, and that the outcome of this suit will not have a material adverse effect on its financial condition or results of operations.

         Performing Arts Management of North Miami, Inc., a wholly-owned subsidiary of the Company ("PAM"), has commenced an action against the City of North Miami (the "City") for failure to perform under the operating management agreement between PAM and the City relating to PAM's management of the North Miami Performing Arts Center. The City filed a counterclaim alleging that the Company had breached the management contract. The dispute stems from the City's inability to deliver a permit to the Company to build the performing arts center as required under the operating agreement by failing to make certain payments alleged to be required thereunder. The suit is currently in a 45 day settlement period. The Company intends to pursue its suit vigorously and to defend itself against the City's counterclaim. Management believes, based on the advice of counsel, that the City's counterclaim is without merit, and that the outcome of this suit will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITIES AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is listed on the Nasdaq over the counter bulletin board (the "OTC Bulletin Board") under the symbol "MAJK". The number of holders of record of Common Stock of the Company as of March 24, 1997 was approximately 250. The Company believes that there are over 350 beneficial owners of its Common Stock.

                                                        HIGH       LOW
-------------------------------------------------------------------------------
     1996
Third Quarter                                           $4.25      $3.50
Fourth Quarter                                          $4.00      $3.00

         The high and low closing prices of the Company's Common Stock for the fourth quarter of 1996 were $4 3/8 and $3.0, respectively. Such high and low stock price data reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The closing price of the Company's Common Stock, as reported on the OTC Bulletin Board on March 24, 1997 was 3 5/8.

         The Company has not paid any cash dividends on its Common Stock and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below has been derived from the consolidated financial statements of the Company. The consolidated financial statements as of and for the year ended December 31, 1996 have been audited by Arthur Andersen LLP, independent certified public accountants, and such consolidated financial statements and the report thereon are included elsewhere in this Annual Report. The consolidated financial statements as of and for the years ended December 31, 1995, 1994 and 1993 have been audited by Ernst & Young LLP, independent certified public accountants, and such consolidated financial statements and the report thereon are included elsewhere in this Annual Report. The consolidated financial statements as of and for the year ended December 31, 1992 are derived from the unaudited consolidated financial statements of the Company, which in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information set forth therein.

         The following selected financial data includes the accounts of the Company and its subsidiaries and partnerships as more fully described in Note 1 to the Consolidated Financial Statements. In 1996 the Company acquired MovieTime and Space Agency in transactions accounted for as poolings of interests. The historical financial statements of the Company have been restated to include the accounts of MovieTime and Space Agency since the Company's inception.

         The selected financial data set forth below should be read in conjunction with the consolidated financial statements of the Company contained elsewhere herein, including the notes thereto.

                                                                  YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------
                                               1992           1993           1994           1995           1996
                                          ------------   ------------  --------------   -----------  --------------
STATEMENT OF OPERATIONS DATA:
Revenues:
    Production..........................    $  662,222    $18,250,149     $23,346,244   $31,638,078     $30,255,931
    Promotion...........................     3,663,269     19,069,954      13,283,612    17,406,082      36,310,528
    Merchandising.......................     2,368,060      2,461,577       2,338,619     2,474,214       2,686,238
    Other...............................       831,605      1,473,103       1,560,837     2,191,605       2,330,418
                                          ------------   ------------  --------------   -----------  --------------

Total revenues..........................     7,525,156     41,254,783      40,529,312    53,709,979      71,583,115
                                          ------------   ------------  --------------   -----------  --------------
Operating expenses:
    Production..........................       651,645     15,281,557      21,783,840    29,251,937      28,019,575
    Promotion...........................     2,635,949     16,361,755       9,909,580    13,505,270      30,765,158
    Salaries, wages and benefits........       679,244      1,692,190       1,935,974     2,649,670       3,699,334
    Cost of goods sold..................     1,929,003      1,860,777       1,824,102     1,462,364       1,933,983
    General and administrative..........       994,054      1,272,826       1,548,202     2,252,106       3,892,705
                                          ------------   ------------  --------------   -----------  --------------

Total operating expenses................     6,889,895     36,469,105      37,001,698    49,121,347      68,310,755
                                          ------------   ------------  --------------   -----------  --------------

Income from operations..................       635,261      4,785,678       3,527,614     4,588,632       3,272,360
Other income (expense):
    Interest income.....................         1,296         35,166          64,781       310,668         286,596
    Interest expense....................       (77,294)       (79,767)        (20,011)     (132,192)       (491,630)
    Income from investments
      in partnerships...................       440,963        364,976         417,071       418,679          83,922
                                          ------------   ------------  --------------   -----------  --------------
    Income before minority interests
      and provision for income taxes....     1,000,226      5,106,053       3,989,455     5,185,787       3,151,248
    Minority interests..................         3,640     (1,828,358)     (1,460,444)   (1,446,888)         11,731
                                          ------------   ------------  --------------   -----------  --------------

Income before provision for income taxes     1,003,866      3,277,695       2,529,011     3,738,899       3,162,979
Provision for income taxes..............             -              -               -             -        (597,216)
                                          ------------   ------------  --------------   -----------  --------------
Net income before pro forma income
    taxes for periods prior to
    July 29, 1996                            1,003,866      3,277,695       2,529,011     3,738,899       2,565,763
Pro forma income taxes(1)...............      (391,507)    (1,278,301)       (986,314)   (1,458,170)     (1,161,758)
                                          ------------   ------------  --------------   -----------  --------------

Pro forma net income(1).................      $612,359     $1,999,394      $1,542,697    $2,280,729      $1,404,005
                                          ============   ============  ==============   ===========  ==============

Pro forma net income
    per common share....................   $       .03     $      .09     $       .07    $      .10      $      .06
                                          ============   ============  ==============   ===========  ==============

Weighted Average Common Shares
    outstanding.........................    21,831,180     21,831,180      21,831,180    21,831,180      25,080,885
                                          ============   ============  ==============   ===========  ==============


                                                                  YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------
                                              1992           1993           1994           1995           1996
                                          ------------   ------------  --------------   -----------  --------------
BALANCE SHEET DATA:
    Working capital.....................    $1,208,959        792,113      $2,309,935     1,379,721       6,633,127
    Total assets........................     3,137,895      4,152,388       8,396,494    11,717,054      14,854,716
    Total liabilities...................     2,483,147      2,510,397       5,897,370     9,487,822      10,247,611
    Total shareholders' equity..........       654,748      1,641,991       2,499,124     2,229,232       4,607,105
-----------------------------------

(1) Reflects the effect of a pro forma provision for income taxes on historical statement of operations data at 39% which would have been recorded had the Company been a taxable entity for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Magicworks Entertainment Incorporated (the "Company"), through its subsidiaries and related partnerships, acquires domestic and international stage and ancillary rights to theatrical productions, produces and promotes live entertainment, manages and books performances and shows, and merchandises a broad range of products associated with its productions and performers. Prior to 1992, the Company focused primarily on, and generated the majority of its revenue from, the worldwide production of "The Magic of David Copperfield," as well as its management and booking agency and merchandising businesses, and was not involved in other large scale productions. In 1992 the Company began to act regularly as producer and co-producer in cases in which the Company determined, based on the responses to its booking inquiries, that the demand for a production was strong. In some cases, the Company also obtained additional rights associated with the show, such as the ability to present the show in certain venues. In addition, the Company's strategy with respect to its theatrical production business was and continues to focus upon production of popular, proven hits rather than first run productions.

         The Company is the successor by merger to the business of Magicworks Entertainment Incorporated, a Florida corporation ("Magicworks"). On July 29, 1996, certain of the Company's predecessors in interest consummated a business combination pursuant to which their operations were consolidated (the "Consolidation"). On the same date, the Company issued and sold 400.06 units ("Units"), each unit consisting of an unsecured senior convertible note in the principal amount of $12,500 bearing interest at a rate of 10% per annum (collectively, the "Notes"), and 5,000 shares of its common stock, par value $.001 per share (the "Magicworks Common Stock"), in a private placement (the "Private Placement") from which it received net proceeds in the amount of $8,782,832. On September 27, 1996, the Company sold an additional 14.8 Units pursuant to the Private Placement from which it received additional net proceeds in the amount $333,000.

         Upon completion of the Private Placement, Magicworks merged with and into the Company. In accordance with the terms of the Merger, each share of Magicworks Common Stock issued and outstanding was converted into one share of the Company's common stock $.001 par value (the "Common Stock"). The Company was the surviving corporation in the Merger and investors in the Private Placement became security holders of the Company. Upon consummation of the Merger, the Company changed its name from Shadow Wood Corporation to Magicworks Entertainment Incorporated.

GENERAL

         The Company's revenues are derived principally from its production and promotion activities, which, in 1996, accounted for approximately 42.3% and 50.7%, respectively, of the Company's total revenues.

         The Company's operating results have fluctuated significantly from quarter to quarter and year to year, primarily as a result of the number of shows or events in production, the timing and staging of productions, and the Company's involvement in promotion as well as production in certain instances. In addition, the season for most of the Company's theatrical productions runs from September to June. While the Company engages in other businesses and productions, including summer music tours, during the rest of the year, its operating results have fluctuated significantly from quarter to quarter and year to year, and may be expected to continue to do so in the future. Production revenue results from the sale to local promoters of shows produced by the Company in exchange for a guaranteed weekly fee, plus a percentage of box office receipts and other revenue. In cases where the Company participates in the promotion of a show it is producing, it becomes involved in the local presentation, enhancing its opportunity for profits and exposing itself to greater risk. In addition, the Company has historically derived a significant percentage of its revenues and profits from one production, "The Magic of David Copperfield." This situation results in part from the successful expansion of the "David Copperfield" production in Europe and Asia, where the Company participates as a producer and a non-managing promoter. With respect to its share of promotion receipts when it is the non-managing promoter, the Company records its share of the net profits, but does not record the corresponding revenues or expenses.

         The majority of the Company's operating expenses consist of the operating costs of its concert and theatrical productions and the amortization of preproduction costs. Preproduction costs include pre-opening advertising, publicity and promotions, set construction, props, costumes, and salaries and fees paid to the cast, crew and musicians and creative participants during rehearsals. Preproduction costs incurred prior to the opening performance are capitalized, net of amounts received from investors. These costs are then amortized over the guaranteed terms of the respective shows, which range from 12 to 24 months. Operating costs are expensed as incurred. As discussed above, with respect to revenues from promotions, when the Company participates in the promotion of a profitable production, the managing promoter remits to the Company its share of the net profits; accordingly, the Company's revenues are enhanced without any charge to expenses. When the Company is the managing promoter, it records both the associated revenues and expenses.

         The accompanying consolidated financial statements include the accounts of the following partnerships involved in equity and non-equity theatrical production: The Judas Company ("Judas") which was formed in 1992, Dolliko, which was formed in 1994, Impossible Touring Company ("Impossible") which was formed in 1993, Ain't Misbehavin' Company ("Ain't Misbehavin") which was formed in 1995 and The Deathtrap Company ("Deathtrap") which was formed in 1996. Although at December 31, 1996, the Company held less than a 51% ownership interest in these partnerships, their results are consolidated as the Company exercises control over the operating and financial policies of these partnerships, both contractually and in practice, and such control is not expected to be temporary. The percentages of these partnerships not owned by the Company are presented as minority interests in the consolidated financial statements.

         The following table sets forth the shows that the Company either produced or co-produced in each year from 1992 through 1996:

           1992                      1993                    1994                    1995                   1996
Phantom of the Opera         Phantom of the Opera   Jesus Christ Superstar  Jesus Christ Superstar A Chorus Line

David Copperfield            David Copperfield      Man of La Mancha        Hello, Dolly!          Ain't Misbehavin'

                             Jesus Christ Superstar Hello, Dolly!           David Copperfield      Deathtrap

                             Man of La Mancha       David Copperfield       Nutcracker on Ice      Styx/Lynyrd Skynyrd

                                                    Nutcracker on Ice       She Loves Me           Jesus Christ Superstar

                                                    She Loves Me            Ain't Misbehavin'      Hello, Dolly!

                                                                                                   David Copperfield

                                                                                                   Nutcracker On Ice

                                                                                                   She Loves Me

Total for 1992:  2           Total for 1993: 4      Total for 1994: 6       Total for 1995: 6      Total for 1996: 9


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenues increased by $17.9 million, or 33.3%, to $71.6 million in 1996 from $53.7 million in 1995, primarily because the Company produced or promoted more shows in 1996 including the Company's promotion of "Phantom of the Opera" in 1996 and the Southeast Asia tour of "David Copperfield."

         Production revenue decreased by $1.4 million, or 4.4%, to $30.3 in 1996 from $31.6 million in 1995. The decrease resulted primarily from the decreased revenues from "Hello, Dolly!" (which ended its tour in January of 1996 and recommenced touring in September of 1996) and "Jesus Christ Superstar" which went on hiatus during the summer of 1996. Revenue from "Hello, Dolly!" decreased by $9.1 million, to $1.5 million in 1996 from $10.6 million in 1995. This decrease was offset by the commencement of the concert division productions of the "Styx/Kansas" and "The Lynyrd Skynyrd/Doobie Brothers" tours and productions of "Cufolk Dance Troup" and "The Night in New Orleans Tour."

         Promotion revenue increased by $18.9 million, or 108.6%, to $36.3 million in 1996 from $17.4 million in 1995, primarily as a result of the successful promotions of "The Phantom of the Opera" and the Southeast Asia tour of "David Copperfield."

         Merchandising revenues increased $0.2 million, or 8.6%, to $2.7 million in 1996 from $2.5 million in 1995. In 1996, the Company provided merchandising for fourteen shows as opposed to eight in 1995.

         As a percentage of revenues, operating expenses increased to 95.4% in 1996 from 91.5% in 1995 as a result of the Company increasing its overhead due to costs associated with being public as well as incurring a full year of start up expenses for MovieTime in addition to the costs described below.

         Production expenses decreased by $1.2 million, or 4.2%, to $28.0 million in 1996 from $29.3 million in 1995, primarily as a result of the significant decrease in expenses for "Hello, Dolly!," and "Jesus Christ Superstar" partially offset by increased expenses from the commencement of the concert division described above. As a percentage of production revenues, production expenses remained relatively constant, at 92.6% in 1996 and 92.5% in 1995.

         Promotion expenses increased by $17.3 million, or 127.8%, to $30.8 million in 1996 from $13.5 million in 1995, primarily from the proportional increase from the successful promotion of "The Phantom of the Opera" and "David Copperfield". As a percentage of promotion revenues, promotion expenses increased to 84.7% in 1996 from 77.6% in 1995, primarily from the increased costs associated with promoting concerts dates which commenced in 1996.

         Salaries, wages and benefits increased by $1.1 million, or 39.6%, to $3.7 million in 1996 from $2.6 million in 1995. The increase resulted from non-recurring pension expense of $0.1 million in connection with the termination of the Company's status as an S-Corporation, the hiring of five additional employees in the transportation division, two additional marketing employees, and six additional administrative employees due to anticipated future growth. As a percentage of revenues, salaries, wages and benefits increased to 5.2% in 1996 as compared to 4.9% in 1995.

         As a percentage of merchandising revenue, the costs of goods sold increased to 72.0% in 1996 from 59.1% in 1995, primarily due to a $0.1 million write down of merchandise that occurred in the fourth quarter of 1996.

         General and administrative expenses increased by $1.6 million, or 72.8%, to $3.9 million in 1996 from $2.3 million in 1995. The increase was due to inclusion of a full year of expenses in 1996 from MovieTime compared to only seven months of operations in 1995 ($0.5 million in 1996 compared to $0.2 million in 1995), additional depreciation on the Company's buses, five of which were acquired in the fourth quarter of 1995 and the commencement of the concerts division which incurred $0.5 million in expenses in 1996. Also included are expenses associated with being a public company that were not present in the preceding year.

         Interest income remained relatively constant at $0.3 million in 1996 and 1995.

         The Company had interest expense of $0.5 million in 1996 compared to $0.1 million in 1995. The increase was attributable to the interest relating to the Notes issued in the Private Placement.

         Income from investments in partnerships not consolidated by the Company decreased by $0.3 million to $0.1 million in 1996 from $0.4 million in 1995. The decrease is attributable to the closing of the "Nutcracker" and "Tommy" in 1996 partially offset by the commencement of "Chorus Line."

         Minority interests decreased by approximately $1.5 million, to $11,000 in 1996 from $1.5 million in 1995. The expense related to the portions of "Hello, Dolly!," "She Loves Me," "Jesus Christ Superstar," "Ain't Misbehavin'-Non Union Tour" and "Deathtrap" not owned by the Company were insignificant in 1996. In 1995, the expenses related to such interests in "Jesus Christ Superstar," "Hello Dolly!", "Ain't Misbehavin'-Union Tour" and "She Loves Me" increased significantly due to higher minority profits earned with respect to these shows. The amount of minority interest liability fluctuates depending on the timing of productions and distributions.

         Income before provision for income taxes decreased by $0.5 million to $3.2 million in 1996 from $3.7 million in 1995 as a result of the foregoing in addition to the $0.6 million tax charge incurred by the Company as a result of its switch from S-Corporation status to C-Corporation status in 1996. Pro forma net income decreased by $0.8 million to $1.4 in 1996 from $2.3 in 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Revenues increased by $13.2 million, or 32.5%, to $53.7 million in 1995 from $40.5 million in 1994, primarily because the Company produced more shows in 1995, including "Jesus Christ Superstar," "David Copperfield," "Hello Dolly!," "She Loves Me" and "Ain't Misbehavin'." In 1994, the Company realized production revenues from full seasons of "David Copperfield" and "Jesus Christ Superstar" but only partial seasons of "Hello, Dolly!" and "Man of La Mancha." In addition, the Company promoted a successful run of "Les Miserables" in 1995.

         Production revenue increased by $8.3 million, or 35.5%, to $31.6 million in 1995 from $23.3 million in 1994. The increase resulted primarily from the addition of revenues from "Hello Dolly!" (which opened at the end of 1994 and ran through January 1996), "She Loves Me" and "Ain't Misbehavin'" to the existing productions of "David Copperfield," and "Jesus Christ Superstar," partially offset by the loss of revenues from "Man of La Mancha." Revenue from "Hello Dolly!" increased from $7.9 million in 1994 to $16.4 million in 1995, which offset the reduction in revenue from "Jesus Star Superstar" from $14.7 million in 1994 to $10.4 million in 1995.

         Promotion revenue increased by $4.1 million, or 31.0%, to $17.4 million in 1995 from $13.3 million in 1994, primarily from successful promoter dates of "Les Miserables."

         Merchandising revenues increased by $0.2 million, or 5.8%, to $2.5 million in 1995 from $2.3 million in 1994. In 1995, the Company provided merchandising for eight shows, as opposed to nine shows in 1994. Revenue increased, however, as a result of the increase in the number of tour dates for David Copperfield in 1995.

         As a percentage of revenues, operating expenses stayed relatively constant (91.5% in 1995 compared to 91.3% in 1994) as a result of the Company's increase in overhead, which increase was proportionate to the Company's increase in revenues during the period.

         Production expenses increased by $7.5 million, or 34.3%, to $29.3 million in 1995 from $21.8 million in 1994, primarily as a result of the significant increase in expenses for "Hello, Dolly!," from $7.3 million in 1994 to $14.6 million in 1995, reflecting the increased period of operation. As a percentage of production revenues, production expenses remained relatively constant, at 92.5% in 1995 and 93.3% in 1994.

         Promotion expenses increased by $3.6 million, or 36.3%, to $13.5 million in 1995 from $9.9 million in 1994, primarily from the successful run of "Les Miserables" in 1995. As a percentage of promotion revenues, promotion expenses remained relatively constant at 77.6% 1995 and 74.6% in 1994.

         Salaries, wages and benefits increased by $0.7 million, or 36.8%, to $2.6 million in 1995 from $1.9 million in 1994. The increase resulted from additional personnel, primarily in the booking and promotional divisions, as well as additional personnel to oversee the "David Copperfield" tour. As a percentage of revenues, salaries, wages and benefits increased to 4.9% in 1995 as compared to 4.8% in 1994.

         As a percentage of merchandising revenue, the costs of goods sold declined to 59.1% in 1995 from 78.0% in 1994, primarily because of a decrease in the unit cost of the merchandise in 1995.

         General and administrative expenses increased by $0.7 million, or 45.5%, to $2.3 million in 1995 from $1.6 million in 1994. The primary reason for the increase related to increased maintenance and repairs for tour buses and incremental costs associated with leasing of additional buses in 1995 and the expansion of the box office operations in Salt Lake City.

         Interest income increased by $0.2 to $0.3 million in 1995 from $0.1 million in 1994 primarily from advance ticket sales held by the Company in interest bearing accounts.

         The Company had interest expense of $0.1 million in 1995 compared to $20,000 in 1994. The increase was attributable to the increase in the amount of outstanding bus loans the Company incurred in 1995.

         Income from investments in partnerships not produced by the Company remained stable at $0.4 million in 1995 and 1994.

         Minority interests were constant at $1.5 million in 1995 and 1994. In 1995, the expense related primarily to the portions of "Hello, Dolly!," "She Loves Me," "Jesus Christ Superstar" and "Ain't Misbehavin'" not owned by the Company. In 1994, the expenses related to such interests in "Jesus Christ Superstar," "Hello, Dolly!" and "Man of La Mancha."

         Net income before provision for income taxes increased by $1.2 million (47.8%) as a result of the foregoing, to $3.7 million in 1995 from $2.5 million in 1994. Pro forma net income increased by $0.7 million (47.8%) to $2.3 in 1995 from $1.6 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had working capital of $6.6 million compared to $1.4 million at December 31, 1995. Through July 1996, the Company financed its operations primarily through borrowings and cash flow from operations. During 1996, the Company received net proceeds of $9.1 million from the sale of 414.86 Units in the Private Placement.

         During 1996, the Company made S-Corporation distributions aggregating $4,211,972, as compared to $4,171,129 in 1995, to the stockholders of the Constituent Corporations. No further S-Corporation distributions will be made.

         The Company has a line of credit and other short term borrowings which are payable on demand (the "Credit Line"). The Credit Line provides for short-term borrowings of up to $1.2 million with interest at prime plus 3/4%. The Credit Line is collateralized by substantially all of the Company's assets and is guaranteed by certain executive officers of the Company. At December 31, 1996, the full amount of the Credit Line was available for borrowing. The

Company's remaining indebtedness consists of $1.3 million, collateralized by buses used in the Company's business, and $5.2 million of Notes sold in the Private Placement.

         The Company's principal anticipated capital expenditures over the next several years will relate to acquisitions, if suitable opportunities arise, and the production of additional theatrical productions.

         Net cash provided by operating activities decreased in 1996 to $1.5 million as compared to $4.9 million in 1995. The decrease in net cash provided by operating activities in 1996 related to a decrease in advance ticket sales and an increase in accounts receivable, partially offset by an increase in accounts payable and accrued liabilities. The decrease in net cash provided by operating activities in 1995 related primarily to a substantial increase in preproduction costs during the period relating primarily to "Hello, Dolly!" offset in part by an increase in accounts payable and receipt of advance ticket sales.

         Net cash used by investing activities totaled $1.7 million in 1996, as compared to $0.9 million in 1995. The increase in cash used in investing activities for 1996 related primarily to the payment of loans due to affiliates and investments in new theatrical shows for 1997 as well as the purchase of three buses. The increase in cash used in investing activities in 1995 related primarily to the purchase of five new buses.

         Net cash provided (used) by financing activities totaled $1.5 million in 1996 as compared to $(3.3) million in 1995. During 1996 the Company received net proceeds from the Private Placement of approximately $9.1 million after deduction of all fees and expenses associated therewith, offset by the repayment of certain indebtedness under the Line of Credit. The increase in cash used in financing activities in 1995 from 1994 related primarily to the additional distributions made to principals of the Company and to minority partners, partially offset by an increase in proceeds received from debt.

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events, furture liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----

Consolidated Financial Statements

    Reports of Independent Certified Public Accountants                 2

    Consolidated Balance Sheets                                         4

    Consolidated Statements of Operations                               5

    Consolidated Statements of Stockholders' Equity                     6

    Consolidated Statements of Cash Flows                               7

    Notes to Consolidated Financial Statements                          9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders of Magicworks Entertainment Incorporated:

We have audited the accompanying consolidated balance sheet of Magicworks Entertainment Incorporated (a Delaware corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magicworks Entertainment Incorporated and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We have also audited, as to combination only, the accompanying consolidated financial statements of Magicworks Entertainment Incorporated and subsidiaries as of December 31, 1995 and for each of the two years in the period ended December 31, 1995. As described in Note 1, these statements have been combined from the consolidated statements of Magicworks Entertainment Incorporated and subsidiaries and Space Agency, Inc. The reports of other auditors who have audited these statements appear elsewhere in this Form 10-K. In our opinion, the accompanying consolidated financial statements as of December 31, 1995 and for each of the two years ended December 31, 1995 have been properly combined on the basis described in Note 1.

ARTHUR ANDERSEN LLP

Miami, Florida,
    February 14, 1997 (except with respect
    to the matters discussed in Note 12,
    as to which the date is March 25, 1997).

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Principals of
Magicworks Entertainment

We have audited the accompanying combined balance sheets of the entities listed in Note 1 (Magicworks Entertainment) as of December 31, 1995, and the related combined statements of income, changes in capital and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the entities' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Magicworks Entertainment at December 31, 1995, and the combined results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP


April 11, 1996
Miami, Florida

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
Movietime Entertainment, inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Movietime Entertainment, Inc. (A Development Stage Company) as of December 31, 1995, and the related statements of operations, stockholders' deficit and cash flows for the period from May 24, 1995 (inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Movietime Entertainment, Inc. (A Development Stage Company) at December 31, 1995, and the results of its operations and its cash flows for the period from May 24, 1995 (inception) through December 31, 1995, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP

September 13, 1996
Miami, Florida

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                   ----------------------------------
                                                                                       1996                 1995
                                                                                   -------------        -------------

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                      $   6,367,179        $   5,097,588
    Accounts receivable                                                                1,921,356            1,237,040
    Inventories                                                                          268,959              160,930
    Preproduction costs                                                                  610,697            1,508,314
    Due from affiliates                                                                    3,213                    -
    Advances and temporary deposits                                                      525,975              408,194
    Other current assets                                                                 731,604              592,321
                                                                                   -------------        -------------
               Total current assets                                                   10,428,983            9,004,387



PROPERTY AND EQUIPMENT, net                                                            2,076,310            1,346,410

INVESTMENTS IN PARTNERSHIPS                                                              918,564              347,783

DEFERRED COSTS, net                                                                    1,105,114              564,032

INTANGIBLE ASSETS, net                                                                   325,745              454,442
                                                                                   -------------        -------------

                                                                                   $  14,854,716        $  11,717,054
                                                                                   =============        =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                                           $     302,956        $     137,870
    Accounts payable                                                                   1,467,843              911,401
    Accrued liabilities                                                                1,043,553              892,674
    Advance ticket sales                                                                 844,373            3,612,204
    Deferred income taxes                                                                137,131                    -
    Short-term debt                                                                            -            1,920,489
    Due to affiliates                                                                          -              150,028
                                                                                   -------------        -------------
               Total current liabilities                                               3,795,856            7,624,666
                                                                                   -------------        -------------

DEFERRED INCOME TAXES                                                                    274,263                    -
                                                                                   -------------        -------------
LONG-TERM DEBT, net of current maturities                                              6,177,492              392,699
                                                                                   -------------        -------------
MINORITY INTERESTS                                                                             -            1,470,457
                                                                                   -------------        -------------
COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)


STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 5,000,000 shares
       authorized; none issued and outstanding                                                 -                    -
    Common stock, $.001 par value; 50,000,000 shares authorized, 24,394,300
        in 1996 and 21,831,179 in 1995 issued and outstanding                             24,394               21,831
    Additional paid-in capital                                                         4,151,026              129,507
    Retained earnings                                                                    431,685            2,077,894
                                                                                   -------------        -------------
               Total stockholders' equity                                              4,607,105            2,229,232
                                                                                   -------------        -------------
                                                                                   $  14,854,716        $  11,717,054
                                                                                   =============        =============

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------------
                                                                        1996              1995               1994
                                                                   --------------    --------------     --------------
REVENUES:
    Production                                                     $   30,255,931    $   31,638,078     $   23,346,244
    Promotion                                                          36,310,528        17,406,082         13,283,612
    Merchandising                                                       2,686,238         2,474,214          2,338,619
    Other                                                               2,330,418         2,191,605          1,560,837
                                                                   --------------    --------------     --------------
             Total revenues                                            71,583,115        53,709,979         40,529,312
                                                                   --------------    --------------     --------------
OPERATING EXPENSES:
    Production                                                         28,019,575        29,251,937         21,783,840
    Promotion                                                          30,765,158        13,505,270          9,909,580
    Salaries, wages and benefits                                        3,699,334         2,649,670          1,935,974
    Cost of goods sold                                                  1,933,983         1,462,364          1,824,102
    General and administrative                                          3,892,705         2,252,106          1,548,202
                                                                   --------------    --------------     --------------
             Total operating expenses                                  68,310,755        49,121,347         37,001,698
                                                                   --------------    --------------     --------------

INCOME FROM OPERATIONS                                                  3,272,360         4,588,632          3,527,614
                                                                   --------------    --------------     --------------

OTHER INCOME (EXPENSE):
    Interest income                                                       286,596           310,668             64,781
    Interest expense                                                     (491,630)         (132,192)           (20,011)
    Income from investments in partnerships                                83,922           418,679            417,071
                                                                   --------------    --------------     --------------
             Income before minority interests                           3,151,248         5,185,787          3,989,455
                  and provision for income taxes

MINORITY INTERESTS                                                         11,731        (1,446,888)        (1,460,444)
                                                                   --------------    --------------     --------------
             Income before provision for income taxes                   3,162,979         3,738,899          2,529,011

PROVISION FOR INCOME TAXES                                               (597,216)                -                  -
                                                                   --------------    --------------     --------------
             Net income before pro forma income taxes
                  for periods prior to July 29, 1996                    2,565,763         3,738,899          2,529,011

PRO FORMA INCOME TAXES                                                 (1,161,758)       (1,458,170)          (986,314)
                                                                   --------------    --------------     --------------
             Pro forma net income                                  $    1,404,005    $    2,280,729     $    1,542,697
                                                                   ==============    ==============     ==============

PRO FORMA NET INCOME PER COMMON SHARE                              $          .06    $          .10     $          .07
                                                                   ==============    ==============     ==============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                                        25,080,885        21,831,180         21,831,180
                                                                   ==============    ==============     ==============

           The accompanying notes to consolidated financial statements are an integral part of these statements.


             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                    ADDITIONAL
                                                   COMMON             PAID-IN            RETAINED
                                                    STOCK             CAPITAL            EARNINGS             TOTAL
                                                -----------        -----------        -----------         -----------

BALANCE, December 31, 1993, as
    previously reported                         $    19,311        $     8,368        $ 1,361,305         $ 1,388,984
        Shares issued in connection with
               the MovieTime acquisition
               (Note 1)                               1,200            121,139                  -             122,339
        Shares issued in connection with
              the Space acquisition (Note 1)          1,320               -               251,686             253,006
                                                -----------        -----------        -----------         -----------

BALANCE, December 31, 1993, as
    restated                                         21,831            129,507          1,612,991           1,764,329
        Distributions                             -                  -                 (1,671,878)         (1,671,878)
        Net income                                -                  -                  2,529,011           2,529,011
                                                -----------        -----------        -----------         -----------

BALANCE, December 31, 1994                           21,831            129,507          2,470,124           2,621,462
        Capital contributions                     -                  -                     40,000              40,000
        Distributions                             -                  -                 (4,171,129)         (4,171,129)
        Net income                                -                  -                  3,738,899           3,738,899
                                                -----------        -----------        -----------         -----------

BALANCE, December 31, 1995                           21,831            129,507          2,077,894           2,229,232
        Issuance of common stock, net of
            costs of $1,255,668                       2,563          3,927,519          -                   3,930,082
        Stock options granted to
            nonemployees                          -                     94,000          -                      94,000
        Distributions                             -                  -                 (4,211,972)         (4,211,972)
        Net income                                -                  -                  2,565,763           2,565,763
                                                -----------        -----------        -----------         -----------

BALANCE, December 31, 1996                      $    24,394        $ 4,151,026        $   431,685         $ 4,607,105
                                                ===========        ===========        ===========         ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.



             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------------
                                                                        1996              1995               1994
                                                                   --------------    --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $    2,565,763    $    3,738,899     $    2,529,011
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities-
         Depreciation and amortization                                    526,318           233,186            173,444
         Write-down of investments in partnerships                              -           101,994             68,715
         Deferred income tax provision                                    411,394                 -                  -
         Loss on sale of property and equipment                            27,734                 -              1,408
         Minority interests                                               (11,731)        1,446,888          1,460,444
         Income from investments in partnerships                          (83,922)                -                  -
         Stock options granted to nonemployees                             94,000                 -                  -
         Changes in operating assets and liabilities:
              Accounts receivable                                        (684,316)         (574,170)           (25,162)
              Inventories                                                (108,029)          (16,289)             2,598
              Preproduction costs                                         897,617          (449,633)        (1,058,681)
              Advances and temporary deposits                            (117,781)          (17,105)           (33,656)
              Other current assets                                       (139,283)         (493,889)           217,563
              Deferred costs                                              182,929          (244,659)          (114,516)
              Accounts payable                                            556,442            83,224            (66,756)
              Accrued liabilities                                         150,879          (716,340)         1,470,002
              Advance ticket sales                                     (2,767,831)        1,761,275            946,985
                                                                   --------------    --------------     --------------
             Net cash provided by operating activities                  1,500,183         4,853,381          5,571,399
                                                                   --------------    --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                   (953,930)       (1,006,045)          (110,667)
    Proceeds from sale of assets                                                -                 -              7,500
    Investments in partnerships                                          (624,570)           76,443           (132,941)
    Payments from (advances to) affiliates                               (153,241)          136,598             14,588
    Intangible assets                                                       4,952           (63,914)          (160,289)
                                                                   --------------    --------------     --------------
             Net cash used in investing activities                     (1,726,789)         (856,918)          (381,809)
                                                                   --------------    --------------     --------------

                                   (Continued)


             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------------
                                                                        1996              1995               1994
                                                                   --------------    --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                             $    1,914,057    $    2,523,677     $       83,091
    Repayment of debt                                                  (3,070,417)         (264,985)          (326,054)
    Net proceeds from private placement                                 9,115,832                 -                  -
    Distributions to minority interests in excess of
        contributions by minority interests                            (1,458,726)       (1,381,291)          (191,564)
    Distributions                                                      (4,211,972)       (4,171,129)        (1,671,878)
    Capital contributions                                                       -            40,000                  -
    Deferred debt issuance costs                                         (792,577)                -                  -
                                                                   --------------    --------------     --------------
         Net cash provided by (used in) financing activities            1,496,197        (3,253,728)        (2,106,405)
                                                                   --------------    --------------     --------------

         Net increase in cash and cash equivalents                      1,269,591           742,735          3,083,185

CASH AND CASH EQUIVALENTS, beginning of year                            5,097,588         4,354,853          1,271,668
                                                                   --------------    --------------     --------------
CASH AND CASH EQUIVALENTS, end of year                             $    6,367,179    $    5,097,588     $    4,354,853
                                                                   ==============    ==============     ==============

SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:
      Cash paid during the year for:
         Interest                                                  $      490,628    $       83,518     $       28,726
                                                                   ==============    ==============     ==============

         Income taxes                                              $      250,000    $            -     $            -
                                                                   ==============    ==============     ==============
SUPPLEMENTAL INFORMATION OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
          Distribution of notes receivable to affiliates           $            -    $      666,288     $            -
                                                                   ==============    ==============     ==============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY
OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------

      NATURE OF OPERATIONS

Magicworks Entertainment Incorporated (the "Company"), through its subsidiaries and partnerships, produces, promotes and represents live theatrical acts and events and provides ancillary services including merchandising and transportation.

On July 29, 1996, the Company consummated a simultaneous merger (the "Merger") with certain other affiliated businesses. On the same date, the Company issued and sold 400.06 Units in a private placement (see Note 5) from which it received net proceeds in the amount of $8,782,832. Each unit consists of an unsecured senior convertible note (the "Notes") in the principal amount of $12,500 bearing interest at a rate of 10% per annum, and 5,000 shares of common stock. On September 27, 1996, the Company sold an additional 14.8 Units pursuant to the private placement from which it received additional net proceeds in the amount $333,000. Upon completion of the private placement, the Company merged with and into Shadow Wood Corporation ("Shadow Wood"), a publicly-traded Delaware corporation. In accordance with the terms of the Merger, each share of the Company's common stock issued and outstanding was converted into one share of Shadow Wood's common stock. Shadow Wood was the surviving corporation and investors in the private placement became security holders of Shadow Wood. Shadow Wood changed its name to Magicworks Entertainment Incorporated.

For periods prior to July 29, 1996, the Financial Statements present the combined results of Magic Promotion, Inc., Magic Promotions, Inc., Touring Artists Group, Inc., Performing Arts Management of North Miami, Inc., Diamond Bullet Merchandising, Inc., MovieTime Entertainment Inc. and Space Agency, Inc.

On August 28, 1996, the Company acquired all of the outstanding capital stock of MovieTime Entertainment, Inc. ("MovieTime") in exchange for 1,199,999 shares of the Company's common stock. MovieTime was formed in May 1995. The principals of MovieTime are the same as the principals and management of the Company. Accordingly, the acquisition was accounted for on a historical cost basis in a manner similar to a pooling of interests. The consolidated financial statements have been restated to reflect the accounts of MovieTime since inception. Revenues and loss generated by MovieTime and included in the accompanying consolidated statements of operations are as follows:

                                                 1996              1995
                                              -----------      -----------

    Revenues                                  $    81,077      $         -
                                              ===========      ===========

    Loss before pro forma income taxes        $  (674,703)     $  (402,963)
                                              ===========      ===========

Revenues and loss generated by MovieTime prior to the date of acquisition and included in the accompanying consolidated statements of operations for the year ended December 31, 1996 were $59,546 and ($449,161), respectively.

On December 31, 1996, the Company acquired all of the outstanding capital stock of Space Agency, Inc. ("Space") in exchange for 1,320,001 shares of the Company's common stock. The acquisition has been accounted for using the pooling of interests method of accounting. Accordingly, the consolidated financial statements have been restated to reflect the accounts of Space since inception. Revenues, income and distributions to stockholders generated by Space included in the accompanying consolidated statements of operations are as follows:

                                                        1996              1995                1994
                                                     ------------      ------------       ------------
      Revenues                                       $ 24,740,750      $ 10,975,880       $  7,113,119
                                                     ============      ============       ============

      Income before pro forma income taxes           $  1,149,712      $    457,054       $    400,813
                                                     ============      ============       ============

      Distributions to stockholders                  $  1,606,331      $    355,000       $     55,000
                                                     ============      ============       ============

The accompanying consolidated financial statements include the accounts of the following partnerships involved in equity and non-equity theatrical production:
The Judas Company ("Judas") which was formed in 1992, Dolliko which was formed in 1994, Impossible Touring Company, Ain't Misbehavin' Company ("Ain't Misbehavin") which commenced in 1995 and The Deathtrap Company ("Deathtrap") which was formed in 1996. Although at December 31, 1996, the Company held less than a 51% ownership interest in these partnerships, their results are consolidated as the Company exercises control over the operating and financial policies of these partnerships, both contractually and in practice, and such control is not expected to be temporary.

The percentage of the partnerships not owned by the Company are presented as minority interests in the consolidated financial statements. The amount of minority interest liability fluctuates depending on the timing of performances and distributions. Income from operations from the partnerships included in the consolidated statements of operations was $338,624, $2,065,804 and $1,710,017 in 1996, 1995 and 1994, respectively.

The accompanying consolidated financial statements also include the accounts of the following wholly-owned subsidiaries:

Touring Artists Group, Inc. ("TAG"), formed in 1993 to book live theatrical performances and other entertainment related events throughout the United States on behalf of the Company and third parties.

Performing Arts Management of North Miami, Inc. ("PAM"), formed in January 1991 to operate, manage and engage in the business of development, management and promotion of cultural performance centers. See Notes 10 and 12.

Diamond Bullet Merchandising, Inc. ("DBM"), formed in 1988 to sell souvenir related merchandise for Company produced and third party entertainment productions.

Magic Promotions, Inc. and Magic Promotion, Inc., formed in 1993 and 1994, respectively, to produce and promote live theatrical entertainment and to provide ancillary services including merchandising and transportation.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

      CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and investments in short-term highly liquid financial instruments, primarily time deposits and money market accounts, with original maturities of three months or less. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Included in cash and cash equivalents are interest bearing deposits of $3,886,969 and $315,398 at December 31, 1996 and 1995, respectively.

      INVENTORIES

Inventories are valued at the lower of cost, determined on a first-in first-out basis, or net realizable value.

      PREPRODUCTION COSTS

Preproduction costs consist mainly of pre-opening advertising and promotion, rehearsal salaries, set design and construction expenditures incurred prior to the first performance of the theatrical productions. These costs are amortized over the terms of the respective shows, which range from 12 to 24 months.

      PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Assets are depreciated using the straight-line method over the estimated useful lives of the assets or the lease terms if shorter as follows:

          Leasehold improvements                      Life of the lease
          Furniture and equipment                     5 to 7 years
          Vehicles                                    10 to 15 years

Repairs of property and equipment and minor replacements and renewals are charged to maintenance expense, which is included in general and administrative expenses, as incurred.

      INVESTMENTS IN PARTNERSHIPS

The Company has limited partnership interests, ranging from 1% to 24%, in various theatrical productions. Because the Company does not exercise significant influence over the operating and financial policies of these productions, these investments are carried at cost, $397,331 and $152,384 at December 31, 1996 and 1995, respectively, and income is only recognized when received in the form of distributions. The Company recognized income from distributions of $0, $418,679 and $417,071 in 1996, 1995 and 1994, respectively.

The Company has nine joint venture interests ranging from 25% to 50%, in various seasonal productions. Because the Company exercises influence over the operating and financial policies of these productions, these investments are accounted for under the equity method. The carrying value of such investments was $521,233 and $195,399 at December 31, 1996 and 1995, respectively. The Company recognized income from investments in partnerships of $83,922, $0, and $0 in 1996, 1995 and 1994, respectively.

      DEFERRED COSTS

Deferred costs consist mainly of pre-opening legal and professional fees incurred in connection with The Performing Art Center of North Miami (see Note
10) and deferred debt costs incurred in connection with the private placement by the Company discussed in Note 5.

Deferred costs relating to the Performing Arts Center amounting to $337,646 will be amortized over a maximum period of three years once operations commence. If construction begins and progresses on schedule, the facility is expected to begin operations in 1998.

Deferred debt costs of $767,468, net of accumulated amortization of $68,566, are being amortized over the 5 year term of the related debt. Amortization of deferred debt costs amounted to $68,566 in 1996.

      INTANGIBLE ASSETS

Intangible assets result from the allocation of the excess cost of acquisitions over the fair value of net assets acquired. Intangible assets primarily included booking agreements of $341,595 resulting from the acquisition of the National Artists Management Company, Inc. in 1992 and a management operating agreement in the amount of $466,962 are being amortized over the terms of the agreements of 5 and 30 years, respectively. Amortization of intangible assets amounted to $123,745, $147,593 and $93,951, for 1996, 1995 and 1994, respectively. Total accumulated amortization of cost in excess of net assets acquired was $482,812 and $359,067 in 1996 and 1995, respectively. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining net book value of intangibles may warrant revision or may not be recoverable.

      REVENUES

Revenues are recognized when earned, which is generally at the time of the theatrical performance or entertainment events. Production revenues represent the Company's share of performance revenues. Cash received in advance of a performance is reflected as advance ticket sales in the accompanying consolidated balance sheets. Promotion revenues represent the Company's share of performance operating results where the Company serves as promoter.

Receivables include amounts due from shows which the Company acts as the promoter, advances to shows for start-up costs which will be repaid from profit distributions, and amounts due from theaters for ticket sales. The Company provides an allowance for losses on accounts receivable based on a monthly review of the outstanding receivables and evaluation of their collectibility. At December 31, 1996 and 1995, no allowances were recorded.

A substantial portion of the Company's revenues are derived from the production and promotion of live entertainment acts and events throughout the United States, Canada and Mexico. Changes in the entertainment preferences of the general populations could affect the Company's future revenues.

      INCOME TAXES

As a result of the Merger, the Company and its subsidiaries, previously S Corporations, became subject to U.S. corporate income tax. Prior to July 30, 1996, the stockholders included their proportionate share of the Company's income in their respective tax returns.

The accompanying consolidated statements of operations include pro forma income taxes due for periods prior to the Merger as if the Company had been subject to Federal and state corporate income taxes, based on the tax laws in effect during those periods and statutory rates applied to pre-tax accounting income.

      USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 1996 and 1995, the carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximates fair value due to the short-term nature of these accounts.

      CONCENTRATIONS OF CREDIT RISK

The Company has no significant off balance sheet concentration of credit risk. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents.

      PRO FORMA NET INCOME PER COMMON SHARE

Pro forma net income per common share is computed by dividing pro forma net income by the weighted average number of common shares and dilutive common stock equivalents outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options and warrants after application of the treasury stock method. Fully diluted net income per common share also assumes the maximum dilutive effect from stock options and warrants, and conversion of the Company's convertible notes (see Note 5). For all periods presented, primary and fully diluted net income per share are the same.

      NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The impact of adopting SFAS 121 in 1996 was immaterial.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 applies to transactions with nonemployees after December 15, 1995. The expense recognized for stock options issued to consultants in fiscal

1996, as more fully described in Note 11, was reflected under the provisions of SFAS 123. The Company intends to continue applying the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), for transactions with employees, as permitted by SFAS 123.

(2)   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31:

                                                                     1996               1995
                                                                 -----------         ------------
          Leasehold improvements                                 $   121,001         $    83,600
          Furniture and equipment                                    617,823             410,819
          Vehicles                                                 2,085,022           1,453,146
                                                                 -----------         ------------
                                                                   2,823,846           1,947,565

                Less - Accumulated depreciation and
                   amortization                                      747,536             601,155
                                                                 -----------         ------------
                           Property and equipment, net           $ 2,076,310         $ 1,346,410
                                                                 ===========         ===========

Assets held under capital leases were fully depreciated at December 31, 1996.

(3)   ACCRUED LIABILITIES:

Accrued liabilities consists of the following at December 31:

                                                                     1996               1995
                                                                 -----------         ------------

          Accrued royalties                                      $   574,103         $   304,733
          Payroll-related accruals                                   190,495             420,893
          Other                                                      278,955             167,048
                                                                 -----------         ------------
                                                                 $ 1,043,553         $   892,674
                                                                 ===========         ===========

(4)   SHORT-TERM DEBT:

Short-term debt consists of the following at December 31:

                                                                              1996                1995
                                                                           ---------          ------------

      $750,000 revolving credit line, interest at commercial paper rate charged by Merrill Lynch plus 2.9% payable monthly.
      Repaid in August 1996.                                               $ -                $    692,351

      $350,000 unsecured demand promissory note, interest at
      prime rate charged by Society National Bank plus 3/4%,
      payment of interest to be paid monthly. Repaid in August
      1996.                                                                  -                     340,982

      $500,000 unsecured commercial demand note, interest at
      prime rate charged by National City Bank plus 1.0%,
      payment of interest to be paid quarterly.  Repaid in
      August 1996.                                                           -                     435,156

      $400,000  note  payable, interest at 10%, principal due
      monthly, collateralized by vehicles. Repaid in August 1996.            -                     352,000

      $100,000 unsecured convertible note, interest at 8.5%,
      principal and interest convertible to 20% of stock in DBM.
      Repaid in August 1996.                                                 -                     100,000
                                                                           ---------          ------------
                                                                           $ -                $  1,920,489
                                                                           =========          ============

(5)   PRIVATE PLACEMENT:

On July 29, 1996, the Company issued and sold 400.06 Units for which it received net proceeds of $8,782,832. On September 27, 1996, the Company sold an additional 14.8 Units pursuant to the private placement for which it received additional net proceeds of $333,000. Each unit consists of an unsecured senior convertible note (the "Notes") in the principal amount of $12,500 bearing interest at a rate of 10% per annum, and 5,000 shares of common stock. The value attributable to the common shares was $2.50 per share. As a placement fee, the placement agent received 488,820 shares of the Company's common stock.

The Notes require interest payments semi-annually on June 30 and December 31. The Notes contain mandatory sinking fund requirements which are calculated to retire 75% of the face amount of the Notes after payment of seven consecutive equal quarterly contributions, the first such contribution to occur on October 1, 1999 and every ninety days thereafter.

The principal amount and accrued and unpaid interest on each Note is convertible (in whole but not in part), at any time prior to July 30, 2001, at a conversion price of $3.50 per share (subject to adjustment in certain circumstances). The Notes may be prepaid by the Company at its option at the principal amount plus accrued but unpaid interest.

In addition to the placement fee described above, the Company issued the placement agent 500,000 warrants at an exercise price of $3.00 per share, (subject to adjustment in certain circumstances), and has authorized up to 1,481,643 redeemable warrants that may be issued in connection with the prepayment of the Notes in certain circumstances at $3.50 per share.

(6)   LONG-TERM DEBT:

Long-term debt consists of the following at December 31:

                                                                          1996               1995
                                                                     ------------         -----------
          Various notes payable with interest ranging from
          9.75% to 10.9%, principal due monthly through
          February 2001.  Collateralized by vehicles.                 $ 1,276,348         $   489,791

          Convertible notes (see Note 5)                                5,185,750                   -

          Capital lease obligation payable in monthly
          installments through September 1997 including
          interest imputed at a rate of 10%, collateralized by
          a vehicle.                                                       18,350              40,778
                                                                     ------------         -----------
                                                                        6,480,448             530,569
          Less- Current maturities                                        302,956             137,870
                                                                     ------------         -----------
                                                                      $ 6,177,492         $   392,699
                                                                     ============         ===========

Scheduled maturities of long-term debt are as follows:

                1997                                 $    302,956
                1998                                      299,040
                1999                                      869,142
                2000                                    2,472,464
                2001                                    2,536,846
                                                     ------------
                                                     $  6,480,448
                                                     ============

The Company has a line of credit with a bank which provides for short-term borrowings of up to $1.2 million with interest at prime plus 3/4%. The line of credit is guaranteed by certain executive officers of the Company. At December 31, 1996, the full amount of the line of credit was available for borrowing.

(7)   EMPLOYEE BENEFIT PLANS:

Effective January 1, 1988, the Company initiated a Money Purchase Plan and Trust (the "Plan") for all full-time employees who have completed one year of service and are at least 21 years of age. The Company contributes an amount not to exceed 25% of the participating employee's compensation or $30,000. In addition, the Plan permits the Company to make additional discretionary contributions to the Plan. Total contributions to the Plan were $55,792, $69,000, and $70,446 in 1996, 1995 and 1994, respectively. Employees vest in the Company's discretionary contributions at the rate of 20% per year upon completion of two years of service.

Space has a qualified profit sharing plan for the employees. Contributions to the plan are determined by the Board of Directors each year, and are limited to an amount not to exceed 15% of eligible compensation paid to participants for the year. Employees are eligible to participate in the plan after one year if they are over 21 and work at least 1,000 hours each year. Space made contributions to the plan of $59,222, $53,408 and $35,983 in 1996, 1995 and 1994, respectively.

The Company does not currently provide any other post employment or retirement benefits.

(8)   RELATED PARTY TRANSACTIONS:

In the normal course of its business, the Company conducts business with certain stockholders and their respective affiliates. In the opinion of management, the transactions with related parties are equivalent to terms from unrelated parties.

Fees paid by the Company for accounting, general management, office and other administrative services to entities controlled by certain principal stockholders were $25,750, $53,218, and $75,378 in 1996, 1995 and 1994, respectively, and are reflected in general and administrative expenses in the accompanying consolidated statements of operations.

The Company entered into three noncancelable operating leases for office space with related entities. The Company is required to pay taxes, maintenance, insurance and utility costs. Payments under these leases totaled $80,504, $89,924 and $91,526 in 1996, 1995 and 1994, respectively. See Note 10 for a summary of future minimum commitments under these noncancelable operating leases.

Included in due from affiliates and due to affiliates are the net balances of receivables and payables due from entities controlled by certain stockholders and minority partners and due to certain stockholders. Receivables with an outstanding balance, including accrued interest, totaled $75,945 and $678,949 at December 31, 1996 and 1995, respectively. Payables due to certain stockholders with an outstanding balance, including accrued interest, totaled $72,732 and $828,977 at December 31, 1996 and 1995, respectively.

(9)   INCOME TAXES:

The provision for income taxes consists of the following:

                                                           1996
                                                      --------------
          Current                                     $      185,822
          Deferred                                           411,394
                                                      --------------
                                                      $      597,216
                                                      ==============

          Federal                                     $      514,028
          State                                               83,188
                                                      --------------
                                                      $      597,216
                                                      ==============

There is no provision for income taxes for 1995 and 1994 as prior to July 29, 1996, the stockholders included their proportionate share of the Company's income in their respective tax returns. Pro forma income taxes represent the estimated tax provision, at 39%, which would have been recorded had the Company been a taxable entity for all periods presented.

A reconciliation of the difference between the expected provision for income taxes using the statutory Federal tax rate and the Company's actual provision is as follows:

                                                                     1996
                                                                --------------
     Provision using statutory rate of 34%                      $    1,071,424
     State income taxes                                                 50,745
     Income earned in period prior to July 29, 1996                 (1,161,758)
     Deferred income taxes recorded at July 29, 1996                   548,525
     Other                                                              88,280
                                                                --------------
                                                                $      597,216
                                                                ==============

Deferred taxes are due to timing differences in reporting of certain income and expense items for book purposes and income tax purposes. Deferred taxes at December 31, 1996 consist primarily of the impact, prior to July 29, 1996, of the Company reporting its income on a cash basis.

(10)  COMMITMENTS AND CONTINGENCIES:

      LITIGATION

In October 1994, a former independent contractor filed a complaint against a partnership of the Company in the Common Pleas Court of Philadelphia County seeking consequential damages of $5,000,000 arising from the termination of an employment contract. The Company believes that the claim is without merit, and that the matter will be resolved without a material adverse effect to the Company's financial position.

The Company filed a complaint against a former financial advisor for rescission, fraud and breach of fiduciary duty in connection with a consulting agreement. The individual filed a counter claim and seeks damages relating to his involvement in the private placement of the Company. See Note 12.

      GENERAL MANAGER AGREEMENTS

The Company entered into management agreements with Niko Associates ("Niko"), an unrelated entity, to manage the daily general operations during the entire periods of production of Dolliko, Judas and Impossible. Management fees are calculated based on fixed weekly fees ranging from $2,000 to $5,000 per performance week plus reimbursement of certain overhead related costs. Management fees paid by the Company to Niko amounted to $635,000, $309,498 and $238,408 in 1996, 1995 and 1994, respectively, and are reflected in production expenses in the accompanying consolidated statements of operations.

      MANAGEMENT OPERATING AGREEMENT

In May 1992, the Company and the City of North Miami, Florida (the "City") entered into an agreement to develop, construct, manage and operate a cultural facility for the performing and visual arts exclusively on behalf of the City. The project will be owned by the City and is expected to be funded through the issuance of 40 year industrial development revenue bonds without recourse to the City. The term of the agreement will commence on the date of occupancy (expected to begin in 1998) and will continue for a period of 30 years.

Pursuant to the agreement, the Company will receive gross revenues, as defined, generated by the facility and has agreed to pay to the City; (i) an annual minimum return of $200,000 adjusted annually to reflect changes in the consumer price index, but not to exceed $500,000 per annum, (ii) a use fee charge equivalent to 5% of box office ticket sale revenue, and (iii) 5% of the gross monies actually received by the Company for concessions and parking. In addition, the Company has agreed to deposit with the City upon the approval by all federal, state, county and local regulatory and administrative agencies with jurisdiction over the project the refundable sum of $1,500,000, which is to be applied toward the payment of construction, operation and monitoring costs of the facility. In the event the cash flow generated by the facility is not sufficient to pay the interest and principal on the bonds, the management rights will revert to the City. See Note 12.

      OPERATING LEASES

The Company leases office space from affiliated entities under operating lease agreements which extend through June 2001. The following is a schedule of approximate future minimum lease payments required under such noncancelable operating leases at December 31, 1996:

               YEAR ENDING DECEMBER 31,                 TOTAL
               -----------------------             ------------
                         1997                      $    116,009
                         1998                            80,730
                         1999                            83,286
                         2000                            85,842
                         2001                            25,560
                                                   ------------
                                                   $    391,427
                                                   ============

The Company has month-to-month leases with unaffiliated entities. Rent expense amounted to $161,140, $155,200 and $153,821 for the years ended December 31, 1996, 1995 and 1994, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

      ROYALTY AGREEMENTS

The Company has royalty agreements with certain authors, actors, directors and choreographers and their respective unions. These agreements are for the length of the shows and may include incentive bonuses based upon specified goals. The aggregate commitment for future royalties, excluding bonuses, as of December 31, 1996, was approximately $1,724,000.

         EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with key personnel that require future minimum payments as follows:

               YEAR ENDING DECEMBER 31,             TOTAL
               ------------------------        ------------
                        1997                   $  1,119,167
                        1998                      1,191,667
                        1999                      1,291,667
                        2000                      1,141,667
                        2001                        800,000
                                               ------------
                                               $  5,544,168
                                               ============

(11)  STOCK OPTIONS:

At the discretion of management, the Company may grant options to purchase the Company's stock to employees, directors, consultants, and other unrelated parties. In 1996, the Company granted options to purchase an aggregate of 216,500 shares as follows:

                                                                OPTIONS         EXERCISE PRICE
                                                             ------------       --------------
      Balance, December 31, 1995                                   -                  -
          Grants                                                216,500         $2.50 - $3.75
          Exercises                                                -                  -
          Cancellations                                            -                  -
                                                             -----------        --------------
      Balance, December 31, 1996                                216,500         $2.50 - $3.75
                                                             ============       ==============

      Options exercisable, December 31, 1996                    162,500
                                                             ==========

The Company applies APB 25 and its related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's stock options been based on fair value at the grant dates for awards granted, consistent with the provisions of SFAS 123, the Company's 1996 pro forma net income and pro forma income per share would have been reduced to the amounts indicated below:


      Pro forma net income              As reported                                   $  1,404,005
                                        Pro forma for the impact of SFAS 123          $  1,384,146

      Pro forma income per share        As reported                                   $        .06
                                        Pro forma for the impact of SFAS 123          $        .06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 25.0%, risk-free interest rate of 6.5%, expected dividends of $0 and expected terms of 3 years.

In 1996, the Company recorded expense of $94,000 related to 200,000 stock options granted to nonemployees of the Company. In determining the expense to be recorded, the Company applied the Black-Scholes model using the same assumptions described above.

(12)  SUBSEQUENT EVENTS:

(a) Merger
In January 1997, TAG completed the merger of its operations with another booking office to form The Booking Group, LLC, (the "Booking Group"). TAG will participate as a 33.33% partner. TAG will account for its investment in the Booking Group using the equity method.

(b) Litigation
In January 1997, the Company filed suit against the City for failure to perform under the current operating management agreement (see Note 10). The City filed a counter claim alleging the Company had breached the management contract. The Company intends to vigorously defend its position in the counter suit and believes that the matter will be resolved without a material adverse effect to the Company's financial position.

In March 1997, KAS Enterprises, Incorporated ("KAS"), which represents a performer, filed suit against the Company for breach of contract and declaratory relief seeking damages in excess of $850,000. On March 14, 1997, the Company filed a suit for breach of contract, fraud in the inducement and rescission. The Company intends to vigorously defend its position and believes that the matter will be resolved without a material adverse effect to the Company's financial position.

(c) Settlement Agreement

On March 25, 1997, the Company entered into a settlement agreement with a former financial advisor concluding and dismissing all claims see Note 10. The advisor was permitted to acquire 500,000 shares of the Company's Common Stock at the current market price in exchange for a note payable. The note will be secured by the shares of stock acquired.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Ernst & Young LLP ("Ernst & Young") acted as the independent auditors for certain of the Company's predecessors in connection with the Private Placement transaction that closed on July 31, 1996 and in connection with a Registration Statement on Form S-1 which was filed by the Company with the Securities and Exchange Commission on October 1, 1996. On November 6, 1996, the Company dismissed Ernst & Young as its independent auditors and in connection therewith retained Arthur Andersen LLP to act as its new independent auditing firm. The audit committee of the Company's Board of Directors recommended and approved the change in the Company's independent auditors.

         Ernst & Young's reports on the combined financial statements of Magicworks Entertainment and the combined financial statements of Magic Promotion, Inc. for the two years ended December 31, 1995 and the financial statements of Diamond Bullet Merchandising for the year ended December 31, 1995 did not contain any adverse opinions or disclaimers of opinion, nor were any of such reports qualified or modified as to uncertainty, audit scope or accounting principles.

         During the two most recent fiscal years and subsequent interim period of Magicworks Entertainment, there were no disagreements between Magicworks Entertainment and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

         None of the reportable events listed in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Company during the Company's two most recent fiscal years and the subsequent interim period preceding Ernst & Young's dismissal.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the Company's definitive 1997 Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 11.

         Incorporated by reference from the Company's definitive 1997 Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12.

         Incorporated by reference from the Company's definitive 1997 Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 13.

         Incorporated by reference from the Company's definitive 1997 Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) See Item 8 above for a list of financial statements and financial statement schedules included as part of this Annual Report on Form 10-K.

         (b) The Company filed two Current Reports on Form 8-K, dated November 5, 1996 and December 31, 1996, respectively, during the last quarter of fiscal 1996. The November 5, 1996 Form 8-K related to the Company's termination of Ernst & Young LLP as it independent certified public accountants and the appointment of Arthur Andersen LLP in replacement thereof. The December 31, 1996 Form 8-K related to the Company's acquisition of Space Agency and included the audited financial statements of Space Agency for the years ended December 31, 1995, 1994 and 1993, as well as the pro forma effect of the acquisition of Space Agency on the Company's consolidated financial statements.

         (c)      Exhibits.

EXHIBIT
NUMBER          DESCRIPTION
--------        -----------

         (a)      Exhibits:

                   EXHIBIT          DESCRIPTION
                   -------          -----------

        3.1      Registrant's Articles of Incorporation(1)
        4.2      Form of Redeemable Common Stock Purchase Warrant(1)
        4.3      Form of Unsecured Senior Convertible Note(1)
       10.1      Registrant's Stock Option Plan(1)
       10.2      Registrant's Directors Stock Option Plan(1)
       10.3 Form of Indemnification Agreement between Registrant and each of Registrant's Directors and Executive Officers(1)
       10.4 Employment Agreement, dated as of July 22, 1993, between Touring Artists Group Inc. and Michel Vega(1)
       10.5 Employment Agreement dated June 30, 1996 but effective as of August 1, 1996 between the Registrant and Joe Marsh(1)
       10.6 Employment Agreement dated June 30, 1996 but effective as of August 1, 1996 between the Registrant and Brad L. Krassner(1)
       10.7 Employment Agreement dated June 30, 1996 but effective as of August 1, 1996 between the Registrant and Lee Marshall(1)
       10.8 Employment Agreement dated June 30, 1996 but effective as of August 1, 1996 between Magic Promotions, Inc. and Glenn Bechdel(1)
       10.9 Note Escrow Agreement dated as of July 30, 1996 by and among the Registrant Capital Growth International, L.L. C. and Sterling National Bank and Trust Company of New York(1)
       10.10 Equipment Lease dated August, 1994 by and between Magic Promotions, Inc. and Star Trax, Inc.(1)
       11.1 Statement regarding Computation of earnings per share for the years ended December 31, 1996, 1995 and 1994
       21.1      Subsidiaries of Registrant
       27.1      Financial Data Schedule
       99.1 Financial Statements of Space Agency, Inc. for the years ended December 31, 1996, 1995 and 1994
--------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on October 1, 1996, as amended on December 20, 1996 (Commission File No. 333-13127).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MAGICWORKS ENTERTAINMENT
                                           INCORPORATED


                                           By:  /s/ LEE MARSHALL
                                                -----------------------------
                                                 Lee Marshall, President

Dated:   March 31, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                          TITLE                         DATE
     ---------                          -----                         ----

  /s/ LEE MARSHALL           President and Chief Operating       March 31, 1997
-------------------------    Officer
Lee Marshall

  /s/ BRAD KRASSNER          Co-Chairman of the Board and        March 31, 1997
-------------------------    Chief Executive Officer
Brad Krassner                (principal executive officer)

  /s/ STEVEN CHABY           Chief Financial Officer             March 31, 1997
-------------------------    (principal financial officer and
Steven Chaby                 principal accounting officer)

  /s/ JOE MARSH              Co-Chairman of the Board            March 31, 1997
-------------------------
Joe Marsh

  /s/ H. YALE GUTNICK        Director                            March 31, 1997
-------------------------
H. Yale Gutnick

  /s/ RONALD J. KORN         Director                            March 31, 1997
-------------------------
Ronald J. Korn

  /s/ JOHN W. BALLARD        Director                            March 31, 1997
-------------------------
John W. Ballard

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
--------        -----------

11.1 Statement regarding computation of earnings per share for the years ended December 31, 1996, 1995 and 1994

21.1     Subsidiaries of Registrant

27.1     Financial Data Schedule

99.1 Financial Statements of Space Agency, Inc. for the years ended December 31, 1996, 1995 and 1994