Form 10-K/A
period 1996-12-31
MAGICWORKS ENTERTAINMENT INC
filed 1997-04-30
CIK 765803

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                AMENDMENT NO. 1
                                   FORM 10-K/A

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

                            -------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                 ON WHICH REGISTERED
    -------------------                                ---------------------
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 24, 1997, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was $14,606,756, based on a closing price of $3.625 for the Common Stock, par value $.001 per share (the "Common Stock"), as reported on the NASDAQ over-the-counter Bulletin Board on such date.

         As of March 24, 1997, the number of outstanding shares of Common Stock of the registrant was 24,394,300.

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors, executive officers and key employees of the Company are as follows:

     NAME                   AGE            POSITION
     ----                   ---            --------
Brad Krassner..............  45         Co-Chairman of the Board and Chief
                                        Executive Officer

Joe Marsh..................  43         Co-Chairman of the Board

Lee Marshall...............  39         President, Chief Operating Officer and
                                        Director

Steven Chaby...............  30         Chief Financial Officer

H. Yale Gutnick............  54         Director

John W. Ballard............  49         Director and Chief Executive Officer,
                                        Space Agency

Glenn Bechdel..............  52         Vice President, Magic Promotions

Larry Turk.................  50         President and Chief Operating Officer,
                                        Diamond Bullet Merchandising

Michel Vega................  29         President, Touring Artists Group

Ronald J. Korn.............  56         Director

BRAD KRASSNER co-founded Magicworks Entertainment Incorporated, a Florida corporation and the predecessor by merger to the business of the Company ("MEI") and has been the Company's Co-Chairman of the Board and Chief Executive Officer since the consummation of the merger of MEI into the Company (the "Merger"). Mr. Krassner has had a diversified career in the production, promotion, marketing and merchandising of live entertainment. He has been in the entertainment business since 1974, when he was employed by the marketing department of Ringling Brothers Barnum & Bailey Circus. Over the past 20 years, Mr. Krassner has produced and/or presented a variety of touring shows, including "Ice Capades," "Moscow Circus," "Swatch Watch NYC Fresh Festival" and "The Kool Jazz Festivals." Mr. Krassner is responsible for all of the Company's strategic planning and development and oversees corporate expansion activities.

JOE MARSH co-founded MEI and has been the Company's Co-Chairman of the Board since the consummation of the Merger. Mr. Marsh has been the president of Magic Promotions, Inc. since 1988, and is primarily responsible for the production of the tour of "The Magic of David Copperfield." He also oversees the theatrical division, which includes such shows as "Hello, Dolly!" starring Carol Channing, "Jesus Christ Superstar," "Man of La Mancha," "Ken Hill's The Phantom of the Opera," "South Pacific" starring Robert Goulet and "Elvis, a Musical Celebration."

LEE MARSHALL co-founded MEI and has been the Company's President, Chief Operating Officer and a director since the consummation of the Merger. Mr. Marshall is responsible for the day-to-day operations of Magic Promotions, Inc., the Company's theatrical production division. He is responsible for supervision of the production and promotion of such shows as "Hello, Dolly!" starring Carol Channing, "Jesus Christ Superstar," "Man of La Mancha," "Ken Hill's The Phantom of the Opera," "South Pacific" starring Robert Goulet and "Elvis, a Musical Celebration." Mr. Marshall also oversees the Company's booking agency division. Mr. Marshall has also served as the secretary and treasurer of Magic Promotions since 1984, and has been the president of Touring Artists Group since 1992.

STEVEN CHABY has been Chief Financial Officer and Treasurer of MEI since May 1996 and has held the same positions with the Company since the consummation of the Merger. Mr. Chaby is a certified public accountant in the State of Florida. From 1994 to 1996, Mr. Chaby was an accountant with Ernst & Young/Kenneth Leventhal Real Estate Group LLP, certified public accountants, in Miami, Florida. From 1991 to 1994, Mr. Chaby worked as an accountant with the certified public accounting firm of James and Surman in Boca Raton, Florida.

H. YALE GUTNICK has been a director of MEI since May 1996 and has held the same position with the Company since the consummation of the Merger. Mr. Gutnick is the senior shareholder/member of the law firm of Strassburger McKenna Gutnick & Potter, which has offices in Pittsburgh, Pennsylvania and Greensburg, Pennsylvania. Mr. Gutnick graduated with honors from Ohio Wesleyan University in 1964 and from the University of Pittsburgh Law School in 1967. He began his legal career in the Honors Program with the United States Department of Justice in Washington, D.C., where he was a trial and appellate lawyer from 1967 through 1969, when he entered private practice in Pittsburgh, Pennsylvania. In the 25 years he has been in private practice, Mr. Gutnick has specialized in complex civil and criminal litigation and entertainment and media law.

JOHN W. BALLARD has been a director of the Company and the Chief Executive Officer of Magicspace Corporation since December 1996. Prior to the Company's acquisition of Space Agency, Mr. Ballard acted as the President of Space Agency since its founding in 1979. Mr Ballard holds an MBA from the Harvard University Business School and a bachelor of science degree from Stanford University.

GLENN BECHDEL has served as Vice President of Magic Promotions since 1983. Mr. Bechdel's primary responsibility since co-founding Magic Promotions in 1983 has been to act as operations officer of the transportation and merchandising division of such corporation. Throughout his 13 years with the Company, Mr. Bechdel has been active in all Company business and productions such as "The Magic of David Copperfield," "Elvis, a Musical Celebration," "Jesus Christ Superstar," and "South Pacific," among others.

LARRY TURK has served as the President and Chief Operating Officer of Diamond Bullet Merchandising since 1988, acting from 1988-1993 as the Vice President and Chief Operating Officer of Diamond Bullet Merchandising, and since that date in the offices he now holds.

MICHEL VEGA has served as the President of the Touring Artists Group since March 1992. Mr. Vega has also served as Vice President and Senior Vice President of Touring Artists Group. Prior to joining the Company, Mr. Vega was the tour director for NAMCO Booking, a theatrical booking agency.

RONALD J. KORN, a certified public accountant and an attorney-at-law, has been a director of the Company since September 1996. Since July 1991, Mr. Korn has served as President of Ronald Korn Consulting, a business consulting firm, and as Chairman of the Board of Carole Korn Interiors, Inc., an interior design firm. From 1961 to 1991, Mr. Korn was a partner with the certified public accounting firm of KPMG Peat Marwick, including six years in which Mr. Korn served as Managing Partner of KPMG Peat Marwick's Miami, Florida office. Mr. Korn serves as a director of Engle Homes, Inc. and Vacation Break U.S.A., Inc., the common stock of each of which is publicly traded.

The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company's directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The Company reimburses all directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are not employees also receive a stipend of $2,000 per meeting of the Board of Directors or of any Committee thereof upon which such director sits and a grant of an option to purchase 2,000 shares of Common Stock upon election as a director, and an option to purchase 2,000 shares of Common Stock upon re-election as a director, under the Directors' Stock Option Plan. All such options are required to have an exercise price equal to not less than the fair market value of the Common Stock at the date of grant. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors.

The Company maintains an audit committee and a compensation committee each of which is composed of Messrs. Gutnick and Korn.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid or accrued by the Company, for services rendered during 1996 and 1995, to the Company's Chief Executive Officer and to each of the five most highly compensated of the Company's other executive officers whose total 1996 salary and bonus exceeded $100,000 (collectively the "Named Officers"). The Company did not grant any stock options, stock awards or stock appreciation rights in 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                                    ALL OTHER
                                                                                                      ANNUAL
  NAME AND PRINCIPAL POSITION                      YEAR    SALARY     BONUS      COMPENSATION   COMPENSATION(1)(2)
  ---------------------------                      ----    ------     -----      ------------   ------------------
Brad Krassner...............................       1996    $82,461       --             --            $170,790
Chief Executive Officer and Co-Chairman of         1995        -0-       --             --            $471,000
the Board

Joe Marsh...................................       1996   $255,769       --             --          $1,419,772
Co-Chairman of the Board                           1995   $300,000       --             --          $2,081,057

Lee Marshall................................       1996   $170,769       --             --            $473,256
President and Chief Operating Officer              1995   $130,000       --             --            $760,044

Glenn Bechdel...............................       1996   $128,462       --             --            $473,256
Vice President, Magic Promotions, Inc.             1995   $130,000       --             --            $701,839

John W. Ballard(3)...........................      1996   $150,000       --             --          $1,472,861
President, Space Agency                            1995         --       --             --                  --

Stephen Boulay(3)...........................       1996    $60,000   $90,000            --            $133,470
Vice President, Space Agency                       1995         --       --             --                  --

(1) The aggregate amount of perquisites and other personal benefits provided to each Named Officer is less than 10% of the total annual salary and bonus of such officer.

(2) Each of the Named Officers in the past has received S Corporation distributions based on their interests in certain of the Company's predecessors in interest (the "Constitution Corporations") or, in the case of Messrs. Ballard and Boulay, their interests in Space Agency. The aggregate of such distributions received by Messrs. Krassner, March, Marshall and Bechdel in 1995 were $223,210, $2,081,057, $760,044 and $701,839, respectively. The aggregate of such distributions received by Messrs. Krassner, Marsh, Marshall, Bechdel, Ballard and Boulay in 1996 were $145,040, $1,419,772, $473,256, $473,256, $1,472,861 and
$133,470, respectively. In addition, Mr. Krassner received management fees in 1995 and 1996 paid by Diamond Bullet Merchandising, Inc. of $53,218 and
$25,750, respectively. See "Item 13. Certain Relationships and Related Transactions."

(3) Messrs. Ballard and Boulay became executive officers of Space Agency upon consummation of the Company's acquisition of Space Agency in December 1996.

EMPLOYMENT AGREEMENTS

In July 1996, the Company entered into five-year employment agreements with each of Messrs. Krassner, Marsh, Marshall and Bechdel, which provide for annual base salaries of $150,000, $250,000, $250,000 and $150,000, respectively, with automatic annual increases of $25,000. If any of these executives is terminated for cause, as defined in his employment agreement, the executive is not entitled to receive severance pay. If the executive is terminated without cause, he is entitled to receive his then current salary for the remaining term of the employment agreement but in no event less than two years of such salary. Each of the employment agreements contains a provision that the executive will not compete or engage in a business competitive with the current or anticipated business of the Company for the term of the agreement and for one year thereafter if the executive is terminated for cause or the executive terminates his employment. In addition, each executive agreed not to disclose confidential information of the Company during the term of his employment or thereafter.

In December 1996, Space Agency entered into three-year employment agreements with John W. Ballard and Steven Boulay, which provide for annual base salaries of $150,000 and $100,000, respectively. If any of these executives is terminated for cause, as defined in his employment agreement, the executive is not entitled to receive severance pay. If the executive is terminated without cause, he is entitled to receive his then current salary for the remaining term of the employment agreement but in no event less than two years of such salary. Each of the employment agreements contains a provision that the executive will not compete or engage in a business competitive with the current or anticipated business of the Company for the term of the agreement and for one year thereafter if the executive is terminated for cause or the executive terminates his employment. In addition, each executive agreed not to disclose confidential information of the Company during the term of his employment or thereafter.

STOCK OPTION PLANS

Under the Company's 1996 Employee Stock Option Plan (the "Stock Option Plan") and Directors Stock Option Plan (the "Directors Plan", and together collectively with the Stock Option Plan, the "Plans"), 1,700,000 shares of Common Stock and 50,000 shares of Common Stock, respectively, are reserved for issuance upon exercise of options. The Plans are designed to serve as an incentive for retaining qualified and competent employees and directors.

The Company's Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company (currently 80 individuals), including officers and directors (whether or not employees) of the Company. The Stock Option Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and nonstatutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, or a committee thereof, except that the per share exercise price of options will not be less than the fair market value of the Common Stock on the date of grant, and, in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value of the shares covered by incentive stock options granted under the Plans that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

Only nonemployee directors are eligible to receive options under the Directors Plan. The Directors Plan provides for an automatic grant of options to purchase 2,000 shares of Common Stock upon a person's election as a director of the Company and an automatic grant of options to purchase 2,000 shares of Common Stock upon such person's re-election as a director of the Company. All such options are required to have an exercise price equal to not less than the fair market value of the Common Stock at the date of grant.

Options granted under the Stock Option Plan will be exercisable after the period or periods specified in the option agreement relating to such grant, and options granted under the Directors Plan are exercisable immediately. Options granted under the Plans are not exercisable after the tenth anniversary of the date of grant and are not transferable other than by will or by the laws of descent and distribution. The Plans also authorize the Company to make loans to optionees to enable them to exercise their options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 29, 1997, information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock,
(ii) each director, (iii) each of the Named Officers, and (iv) all directors and executive officers of the Company as a group.

                                                                                                PERCENTAGE OF
                                                                                                OUTSTANDING
                                                                 AMOUNT AND NATURE OF           SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                          BENEFICIAL OWNERSHIP           OWNED(2)
---------------------------------------                          --------------------           -------------
Joe Marsh....................................................          8,487,012                    34.8%

Brad Krassner................................................          3,232,426                    13.3%

Lee Marshall.................................................          3,460,872                    14.2%

Glenn Bechdel................................................          3,228,846                    13.2%

H. Yale Gutnick..............................................             10,000                        *

Ronald J. Korn...............................................              2,000                        *

John W. Ballard..............................................          1,188,001                     4.9%

Stephen Boulay...............................................            132,000                        *

All directors and executive officers as a group (10 persons).         20,364,850                    83.5%

*      Less than 1%.

(1) Each beneficial owner has an address in care of Magicworks Entertainment Incorporated, 930 Washington Avenue, Miami Beach, Florida 33139.

(2)    Based on a total of 24,394,300 shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         MEI was formed in June 1996 for the purpose of combining the operations of the Constituent Corporations. Effective at the closing of the Company's private placement (the "Private Placement") of units (the "Units") comprised of shares of Common Stock and unsecured senior convertible notes (the "Notes"), MEI issued shares of Common Stock to the shareholders of each of the Constituent Corporations in exchange for their respective interests in the Constituent Corporations, as a result of which each of the Constituent Corporations became a wholly-owned subsidiary of the Company. The number of shares of Common Stock issued to each such shareholder was determined by mutual agreement, based on their respective ownership interests in the Constituent Corporations.

Prior to being consolidated with MEI, the Constituent Corporations operated as S corporations under the applicable provisions of the Code. In connection therewith, the Constituent Corporations declared and paid distributions during 1995 in the amounts of $417,782, $2,081,057 and $760,041, $701,839 and $324,000
to Messrs. Krassner, Marsh, Marshall, Bechdel and Ballard, respectively. In 1996, the Company declared and paid distributions to Messrs. Krassner, Marsh, Marshall, Bechdel and Ballard in the respective amounts of $145,040, $1,419,772, $473,256, $473,256 and $1,472,861. Such distributions were in addition to the salaries paid to Messrs. Marsh, Marshall, Bechdel and Ballard.

In May 1996, the Company entered into a lease agreement with respect to its Miami Beach office with a corporation that is owned by Messrs. Krassner and Marsh. The agreement calls for monthly lease payments of $3,250 for a five-year term. The agreement further provides for annual increases of $200 per month during its term. The Company paid rent pursuant to a prior lease for such property for the years ended December 31, 1995 and 1996 in the amounts of $39,000 and $27,306, respectively.

In November 1994, the Company entered into a lease for its Ohio office, which is owned by Mr. Marshall. The agreement calls for monthly rental payments of approximately $3,417, and expires in November 2002. The Company paid rent pursuant to such lease during 1995 and 1996 in the aggregate amounts of $33,000 and $37,984, respectively.

In December 1996, the Company renewed its lease for its Salt Lake City, Utah office which is co-owned by Mr. Ballard. The lease, which expires in December 2000 calls for monthly rental payments of approximately $3,000. The Company paid rent pursuant to such lease during 1995 and 1996 in the aggregate amounts of $18,100 and $31,000, respectively.

In November 1995, one of the Constituent Corporations issued to an individual its convertible promissory note in the amount of $100,000 exchangeable into shares of common stock of such Constituent Corporation. Such individual assigned such convertible promissory note to Mr. Krassner in exchange for 75,167 shares of the Company owned by Mr. Krassner. Mr. Krassner then canceled the note, and, as a result, the Company extinguished $89,235 of a $100,000 debt owed by Mr. Krassner to the Company, leaving a balance owing from the Company to Mr. Krassner of $10,765 with respect to such debt which was paid in August 1996.

In July and September 1996, the Company closed the Private Placement in which it received aggregate gross proceeds of $10,371,500. A total of 120 investors purchased Units in the Private Placement. Brad Krassner, Joe Marsh, Lee Marshall and H. Yale Gutnick, a director of the Company, also invested in the Private Placement (purchasing 11,000, 22,000, 11,000 and 5,000 shares of Common Stock and $25,500, $51,000, $25,500 and $12,500 of principal amount of Notes, respectively).

All of the Company's indebtedness under its existing lines of credit has been personally guaranteed by Messrs. Krassner, Marsh, Marshall and Bechdel. The Company anticipates that no further personal guarantees of the Company's indebtedness by its executive officers will be made.

The Company has paid management fees for accounting, general management, office and other administrative services to Diamond Bullet Corporation, an entity controlled by Mr. Krassner. Such fees aggregated $25,750, $53,218 and $75,378 in 1996, 1995 and 1994, respectively.

As of June 30, 1996, MovieTime Entertainment Incorporated, a Florida corporation ("MovieTime") which was acquired by the Company in August, 1996 was indebted to the Company in the amount of $459,398 plus accrued interest. The Company obtained such funds under a credit line with Merril Lynch. As a result of the Company's acquisition of MovieTime, the indebtedness to the Company was eliminated in consolidation and the Company became indebted to Merrill Lynch during August 1996, which indebtedness has been paid in full.

Messrs. Krassner, Marsh, Marshall and Bechdel owned 31.1%, 6.7%, 3.9% and 2.7%, respectively, of the issued and outstanding common stock of Movietime immediately prior to the Company's acquisition of Movietime, which ownership interests were exchanged for 373,333, 80,827, 47,268 and 31,905 shares of Common Stock of the Company, respectively. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

In connection with the Private Placement, the Company paid Capital Growth (as the placement agent for such Private Placement) an aggregate cash commission of $790,120 and a nonaccountable expense allowance of $172,530.

In addition, the Company issued to Capital Growth and its designees an aggregate of 488,820 shares of the Company's Common Stock and an aggregate of 500,000 Placement Agent Warrants.

The Company has agreed to indemnify Capital Growth against certain liabilities in connection with the Private Placement, including liabilities under the Securities Act.

The Company has retained Capital Growth for a period of twenty-four months at a fee of $2,500 per month, to render various financial advisory services thereto, and specified fees for additional financings and other transactions.

FUTURE TRANSACTIONS

The Company will require that any future transactions between the Company and its officers, directors, principal shareholders and the affiliates of the foregoing persons be on terms no less favorable to the Company than could be reasonably obtained in arm's length transactions with independent third parties, and that any transactions not in the ordinary course of business also be approved by a majority of the Company's outside independent directors who are disinterested in the transaction.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAGICWORKS ENTERTAINMENT
                                            INCORPORATED

                                            By:  /s/ LEE MARSHALL
                                                 -------------------------------
                                                  Lee Marshall, President

Dated:   April 30, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                            TITLE                                   DATE
              ---------                            -----                                   ----
  /s/ LEE MARSHALL                             President and Chief Operating          April 30, 1997
-------------------------------------------        Officer
Lee Marshall

  /s/ BRAD KRASSNER                            Co-Chairman of the Board and           April 30, 1997
-------------------------------------------    Chief Executive Officer
Brad Krassner                                    (principal executive officer)

  /s/ STEVEN CHABY                             Chief Financial Officer                April 30, 1997
-------------------------------------------      (principal financial officer and
Steven Chaby                                     principal accounting officer)

  /s/ JOE MARSH                                Co-Chairman of the Board               April 30, 1997
-------------------------------------------
Joe Marsh

  /s/ H. YALE GUTNICK                          Director                               April 30, 1997
-------------------------------------------
H. Yale Gutnick

  /s/ RONALD J. KORN                           Director                               April 30, 1997
-------------------------------------------
Ronald J. Korn

  /s/ JOHN W. BALLARD                          Director                               April 30, 1997
-------------------------------------------
John W. Ballard