Form 10-Q
period 1997-03-31
MAGICWORKS ENTERTAINMENT INC
filed 1997-05-15
CIK 765803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ________ to ________

                        Commission File Number 2-96624-D

                      MAGICWORKS ENTERTAINMENT INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 87-0425513
----------------------------            ---------------------------------
 (State of incorporation)               (IRS Employer Identification No.)

         930 WASHINGTON AVENUE
         MIAMI BEACH, FLORIDA                                33139
-----------------------------------------                  ---------
(Address of principal executive offices)                  (zip code)

                                 (305) 532-1566
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X      No ___

               Common stock, par value $.001 per share: 24,394,300
                        outstanding as of March 31, 1997


                      MAGICWORKS ENTERTAINMENT INCORPORATED

                                      INDEX

                                                                                                      PAGE
PART I.            FINANCIAL INFORMATION

           ITEM 1.       Financial Statements

                         Condensed Consolidated Balance Sheets - March 31, 1997 and
                            December 31, 1996                                                          4

                         Condensed Consolidated Statements of Income - Three Months Ended
                            March 31, 1997 and 1996                                                    5

                         Condensed Consolidated Statements of Cash Flows - Three Months
                            Ended March 31, 1997 and 1996                                            6-7

                         Notes to Condensed Consolidated Financial Statements                        8-9

         ITEM 2.         Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                          10-13

PART II.          OTHER INFORMATION

         ITEM 1.         Legal Proceedings                                                            14

         ITEM 2.         Changes in Securities                                                        14

         ITEM 3.         Defaults upon Senior Securities                                              14

         ITEM 4.         Submission of Matters to a Vote of Security Holders                          14

         ITEM 5.         Other Information                                                            14

         ITEM 6.         Exhibits and Reports on Form 8-K                                             14

SIGNATURES                                                                                            15

MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.


                       Magicworks Entertainment Incorporated and Subsidiaries

                                Condensed Consolidated Balance Sheets

                                                          March 31,                     December 31,
                                                            1997                            1996
                                                         -----------                    ------------
                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $        3,859,950         $       6,367,179
   Accounts receivable, net                                   2,041,655                 1,921,356
   Inventories                                                  228,950                   268,959
   Preproduction costs, net                                      91,558                   610,697
   Due from affiliates, net                                           -                     3,213
   Advances and temporary deposits                            2,315,164                   525,975
   Other current assets                                       1,886,772                   731,604
                                                     ------------------         -----------------
     Total current assets                                    10,424,049                10,428,983

PROPERTY AND EQUIPMENT, net                                   1,938,800                 2,076,310
INVESTMENTS IN PARTNERSHIPS                                   1,905,103                   918,564
DEFERRED COSTS, net                                           1,091,479                 1,105,114
INTANGIBLE ASSETS, net                                          294,008                   325,745
                                                     ------------------         -----------------

                                                     $       15,653,439         $      14,854,716
                                                     ===================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt              $          257,831         $         302,956
   Accounts payable                                           1,441,344                 1,467,843
   Accrued liabilities                                          663,659                 1,043,553
   Advance ticket sales                                         596,143                   844,373
   Deferred income taxes                                        137,131                   137,131
   Show deposits                                              1,406,500                         -
   Due to affiliates, net                                         9,189                         -
                                                     ------------------         -----------------
     Total current liabilities                                4,511,797                 3,795,856
                                                     ------------------         -----------------

DEFERRED INCOME TAXES                                           239,980                   274,263
LONG-TERM DEBT, net of current
   maturities                                                 6,003,048                 6,177,492
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000
     shares authorized; none issued and outstanding                   -                         -
   Common stock, $.001 par value; authorized
     50,000,000 shares, issued and outstanding
     24,394,300 shares                                           24,394                    24,394
   Additional paid-in capital                                 4,094,545                 4,151,026
   Retained earnings                                            779,675                   431,685
                                                     ------------------         -----------------
     Total stockholders' equity                               4,898,614                 4,607,105
                                                     ------------------         -----------------

                                                     $       15,653,439         $      14,854,716
                                                     ===================        =================



                THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
         FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       Magicworks Entertainment Incorporated and Subsidiaries

                             Condensed Consolidated Statements of Income

                                               THREE MONTHS ENDED MARCH 31,
                                       -------------------------------------------------
                                              1997                              1996
                                       --------------                    ---------------
                                                         (UNAUDITED)
                                       -------------------------------------------------
REVENUES:
   Production                       $       5,564,904                     $    8,206,708
   Promotion                                6,201,084                          4,852,366
   Merchandising                            1,084,841                            647,494
   Other                                    1,204,429                            409,605
                                        -------------                      -------------
     Total revenues                        14,055,258                         14,116,173
                                        -------------                      -------------
OPERATING EXPENSES:
   Production                               5,069,002                          8,079,276
   Promotion                                5,154,178                          3,032,923
   Salaries, wages and benefits               921,141                            599,623
   Cost of goods sold                         856,380                            427,963
   General and administrative               1,192,856                            772,101
                                        -------------                      -------------
     Total operating expenses              13,193,557                         12,911,886
                                        -------------                      -------------

INCOME FROM OPERATIONS                        861,701                          1,204,287
                                        -------------                     --------------

OTHER INCOME (EXPENSE):
   Interest income                             69,122                             58,234
   Interest expense                          (158,093)                          (140,730)
   Income from investments in
     partnerships                             255,346                             33,432
                                        -------------                     --------------
       Income before minority interests
         and provision for income taxes     1,028,076                          1,155,223

MINORITY INTERESTS                           (170,528)                          (346,838)
                                        -------------                     --------------
       Income before provision for
         income taxes                         857,548                            808,385

PROVISION FOR INCOME TAXES                   (334,444)                                 -
                                        -------------                     --------------
     Net income before pro forma
       income taxes for periods
       prior to July 29, 1996                 523,104                            808,385

PRO FORMA INCOME TAXES                              -                           (315,269)
                                        -------------                     --------------

     Pro forma net income               $     523,104                     $      493,116
                                        =============                     ==============

PRO FORMA NET INCOME
   PER COMMON SHARE                     $         .02                     $          .02
                                        =============                     ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                      26,269,460                         21,831,180
                                        ==============                    ==============

                THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
         FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

             Magicworks Entertainment Incorporated and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                                       THREE MONTHS ENDED MARCH 31,
                                            -------------------------------------------------
                                                  1997                              1996
                                            --------------                    ---------------
                                                               (UNAUDITED)
                                            -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $         523,104         $          493,116
   Adjustments to reconcile net income
     to net cash provided by (used in) operating
     activities:
     Depreciation and amortization                         706,421                    920,360
     Proforma income taxes                                       -                    315,269
     Deferred income tax provision                         (34,283)                         -
     Loss on sale of property and equipment                    673                          -
     Minority interests                                    170,528                    346,838
   Changes in operating assets and liabilities:
     Accounts receivable                                  (120,299)                   212,679
     Inventories                                            40,009                    (30,271)
     Preproduction costs                                   (33,544)                         -
     Advances and temporary deposits                    (1,789,189)                  (141,000)
     Other current assets                               (1,185,911)                  (364,188)
     Deferred costs                                        (27,875)                   (12,221)
     Accounts payable                                      (26,499)                  (273,574)
     Accrued liabilities                                  (379,894)                    83,199
     Show deposits                                       1,406,500                         -
     Advance ticket sales                                 (248,230)                   (71,639)
                                                       -----------              -------------
       Net cash provided (used) by operating activities   (998,489)                 1,478,568
                                                       -----------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                      (62,630)                   (60,551)
   Proceed from sale of assets                             143,500                          -
   Investments in partnerships                            (1,013,308)                 (95,688)
   Payments from affiliates                                 12,402                    106,916
   Intangible assets                                         2,245                    (25,627)
                                                      ------------              -------------
       Net cash used in investing activities              (917,791)                   (74,950)
                                                      ------------              -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                            -                    477,604
   Repayment of debt                                      (219,569)                  (599,451)
   Distributions to minority interests in excess of
     contributions by minority interests                  (139,785)                  (860,721)
   Stock registration costs                                (56,481)                         -
   Distributions                                          (175,114)                  (418,051)
                                                      ------------              -------------
       Net cash used in financing activities              (590,949)                (1,400,619)
                                                      ------------              --------------

                THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
         FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       Magicworks Entertainment Incorporated and Subsidiaries

                           Condensed Consolidated Statements of Cash Flows

                                              Continued

                                                            THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------------------
                                                            1997                              1996
                                                        -------------             ----------------
                                                                     (UNAUDITED)
                                                        ------------------------------------------
Net increase (decrease) in cash and cash equivalents   $      (2,507,229)       $            2,999

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                   6,367,179                 5,097,588
                                                        ----------------        ------------------

CASH AND CASH EQUIVALENTS, END
   OF PERIOD                                           $       3,859,950        $        5,100,587
                                                       ==================       ==================

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

   Cash paid during the year for:

     Interest                                         $           28,449        $           43,516
                                                      ==================        ==================

     Income taxes                                     $           96,706        $                -
                                                      ==================        ==================

                THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
         FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

             Magicworks Entertainment Incorporated and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1997

(1)    SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Condensed Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(2)    ACCRUED LIABILITIES:

Accrued liabilities consists of the following:


                                                        March 31,           December 31,
                                                          1997                  1996
                                                   ------------------    ------------------
Accrued royalties                                  $          120,597    $          574,103
Accrued interest                                              129,644                     -
Payroll-related accruals                                      203,105               190,495
Income taxes                                                  173,805                     -
Other                                                          36,508               278,955
                                                   ------------------    ------------------
      Total accrued liabilities                    $          663,659    $        1,043,553
                                                   ==================    ==================

(3) COMMITMENTS AND CONTINGENCIES:

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

In January 1997, the Company filed suit against the City of North Miami Beach ("the City") for failure to perform under an operating management agreement. The City filed a counter claim alleging the Company had breached the management agreement. The Company intends to vigorously defend its position in the counter suit and believes that the matter will be resolved without a material adverse effect to the Company's financial position.

In March 1997, KAS Enterprises, Incorporated ("KAS"), which represents a performer, filed suit against the Company for breach of contract and declaratory relief seeking damages in excess of $850,000. On March 14, 1997, the Company filed a counter suit for breach of contract, fraud in the inducement and rescission. The Company intends to vigorously defend its position and believes that the matter will be resolved without a material adverse effect to the Company's financial position.

             Magicworks Entertainment Incorporated and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1997

(4) STOCK OPTIONS:

At the discretion of the Board of Directors, the Company may grant options to purchase the Company's stock to employees, directors, consultants, and other unrelated parties. During the three months ended March 31, 1997, the Company did not grant any options.

(5) EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 which supersedes the previous standard, Accounting Principles Board Opinion ("APB") No. 15, modifies the methodology for calculating earnings per share, and is effective for annual periods ending after December 15, 1997; early adoption is not permitted. Upon adoption, the Company will be required to restate previously reported earnings per share data to conform with the requirements of SFAS No. 128 in its annual financial statements for the year ending December 31, 1997. Had the provisions of SFAS No. 128 been applicable to the accompanying condensed consolidated financial statements, basic and diluted earnings per share, as calculated in accordance with the provisions of SFAS No. 128 would not have been materially different than the historical earnings per share amounts reported herein.

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS MARCH 31, 1996

      Revenues decreased by $0.1 million to $14.0 million in the three months ended March 31, 1997, from $14.1 million in the three months ended March 31, 1996, primarily because of a significant decrease in production revenue, offset by an increase in promotion, merchandising and other revenue.

       Production revenues declined by $2.6 million, or 32.2%, to $5.6 million during the three months ended March 31, 1997 from $8.2 million in the corresponding period of 1996, largely as a result of the reduction in production revenues from "Jesus Christ Superstar" and "Hello Dolly!" which ended their runs in January and February of 1997, respectively.

      Promotion revenues increased by $1.3 million or 27.8%, to $6.2 million during the three months ended March 31, 1997 from $4.9 million in the corresponding period of 1996. The increase was due to the commencement of concert promotional activity offset partially by a decrease in promotion revenues from "Jesus Christ Superstar," which ended its four and half year run in January 1997 and "Les Miserables" in 1997 versus 1996.

      Merchandising revenues increased by $0.4 million, or 67.5%, to $1.1 million in the three months ended March 31, 1997 from $0.7 million in the corresponding period of 1996. The Company's merchandising revenue is largely dependent on the number of performance weeks of a production for which the Company has acquired merchandising rights. The Company maintains such rights for all of its productions and negotiates for merchandising rights to other touring shows. The increase in 1997 is due largely to the Company handling 30 more performance weeks in the first quarter of 1997 compared to the corresponding period in 1996.

      Other revenues increased by $0.8 million, or 194.1%, to $1.2 million in the three months ended March 31, 1997 from $0.4 million in the corresponding period of 1996 largely as a result of the Company's concert division receiving $0.9 million in sponsorship income from the Skoal "R.O.A.R." tour in 1997 offset partially as a result of the Company's inability to continue to consolidate gross revenues from the Booking Agency, in which the Company formerly owned a 100% interest. As of January 1, 1997, the Booking Agency's operations ceased to be consolidated with the Company's other operations due to a decrease in the Company's ownership interest in the Booking Agency to 33.3%.

      Operating expenses increased by $0.3 million, or 2.2%, to $13.2 million for the three months ended March 31, 1997 from $12.9 million in the corresponding period of 1996, primarily because of increases in promotion, salaries, wages and benefits, cost of goods sold and general and administrative expenses discussed below partially offset by decreased production expenses.

      Production expenses decreased by $3.0 million, or 37.3%, to $5.1 million in the three months ended March 31, 1997, from $8.1 million in the corresponding period in 1996, primarily because of the cessation of certain productions as discussed above. As a percentage of production revenues, production expenses decreased to 91.1% for the three months ended March 31, 1997 from 98.5% in the corresponding period in 1996.

      Promotion expenses increased $2.1 million, or 69.9%, to $5.1 million in the three months ended March 31, 1997 from $3.0 million in the corresponding period in 1996, primarily as a result of the reasons discussed above with respect to promotion revenues. As a percentage of promotion revenues, promotion expenses increased to 83.1% for three month period ended March 31, 1997 from 62.5% in the corresponding period in 1996, largely as a result of promoter losses from "A Chorus Line," "Les Miserables" and " Gospel at Colonus" in 1997 which were not offset by the additional promotion revenue discussed above.

      Salaries, wages and benefits increased by $0.3 million, or 53.6%, to $0.9 million in the three month period ended March 31, 1997 from $0.6 million during the corresponding period in 1996, primarily as a result of the hiring of four additional employees in the merchandising division, and 15 additional employees in the concerts division, offset in part by the non-consolidation of salaries from the newly merged booking operations. As a percentage of total revenues, salaries, wages and benefits increased to 6.6% for the three months period ended March 31, 1997 from 4.3% in the corresponding period in 1996.

      Cost of goods sold relates to expenses involved in the generation of merchandising revenue, including costs of merchandise, producer, venue and vendor commissions, and shipping and other similar costs. As a percentage of merchandising revenue, the costs of goods sold increased to 78.9% in the three months ended March 31, 1997 from 66.1% in the corresponding period in 1996, primarily because of the amount of merchandise write downs due to overstocked merchandise on shows that ended their runs in the first quarter of 1997.

      General and administrative expenses increased by $0.4 million, or 54.5%, to $1.2 million in the three months ended March 31, 1997 from $0.8 million in the corresponding period of 1996. The primary reason for the increase was the commencement of the concerts division which incurred only $0.2 million of expenses during 1997. Also included are expenses associated with being a public company that were not present in the first quarter of 1996. As a percentage of total revenues, general and administrative expenses increased to 8.5% in the three month period ended March 31, 1997 from 5.5% in the corresponding period of 1996.

      Interest income remained relatively constant at $0.1 million in the three month periods ended March 31, 1997 and 1996.

      Interest expense remained relatively constant at $0.2 million in the three month periods ended March 31, 1997 and 1996.

      Income from investments in partnerships increased by $0.2 million, to $255,346 in the three months ended March 31, 1997 from $33,432 in the corresponding period of 1996, largely as a result of revenue earned from the commencement of the theatrical production of "A Chorus Line" in which the Company owns a 12.5% interest and the 33.3% interest owned by the Company in the Booking Agency as discussed above.

      Minority interests decreased by $0.2 million to $(0.2) million in the three months period ended March 31, 1997, from $(0.4) million in the corresponding prior period due primarily to the closing of the production of " Jesus Christ Superstar" and "Hello Dolly" as discussed above.

      Income before provision for income taxes and proforma taxes increased by $0.1 million to $0.9 million in the three months ended March 31, 1997 from $0.8 million in the corresponding period of 1996.

       As a result of the foregoing, the Company posted net income of $0.5 million in the three month periods ended March 31, 1997 and 1996.

LIQUIDITY AND SOURCES OF CAPITAL

At March 31, 1997, the Company had working capital of $5.9 million compared to $6.6 million at December 31, 1996. Since inception, the Company has financed its operations primarily through borrowings and cash flow from operations. During the third quarter of 1996, the Company received net proceeds of $9.2 million from a private placement.

      The Company has a line of credit and other short term borrowings which are payable on demand (the "Credit line"). The Credit line provides for short-term borrowings of up to $1.2 million with interest at prime plus 3/4%. The Credit line is collateralized by substantially all of the Company's assets and is guaranteed by certain executive officers of the Company. At March 31, 1997, the full amount of the Credit line was available for borrowing. The Company's remaining indebtedness consists of $1.1 million, collateralized by buses used in the Company's business, and $5.2 million of convertible notes sold in a private placement.

      The Company's principal anticipated capital expenditures over the next several years will relate to acquisitions, if suitable opportunities arise, and the production of additional theatrical productions.

      Net cash provided (used) by operating activities decreased during the three months ended March 31, 1997 to $(1.0) million as compared to an increase of $1.5 million in the corresponding period of 1996. The decrease in net cash provided by operating activities in 1997 related to an increase in advances and deposits and prepaid show expenses related to concert tours and theatrical shows to commence in the second quarter of 1997. The net cash provided by operating activities in 1996 related primarily to the decrease in accounts receivable, prepaid show expenses and the increase in accounts payable.

      Net cash used by investing activities totaled $0.9 million during the three months ended March 31, 1997 as compared to $0.1 million in the corresponding period of 1996. The increased cash used in investing activities for 1997 related primarily to the Company's investment in theatrical productions. The increase in cash used in investing activities for 1996 related primarily to the purchase of property and equipment offset by payments to affiliates.

      Net cash used in financing activities totaled $0.6 million during the three months ended March 31, 1997 as compared to $1.4 million in the corresponding period of 1996. The increase in cash used in financing activities for 1997 related primarily to the repayment of bus loans, final S-Corp distribution payments made to original shareholders of Space Agency, Inc. and distributions made to minority partners of the theatrical shows of "Deathtrap" and "Hello Dolly." The increase in cash used in financing activities for 1996 related primarily to distributions made to minority partners of "Jesus Christ Superstar"and the equity touring show of "Ain't Misbehavin."

      The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events, future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements.

Part II. OTHER INFORMATION

Item 1.  Legal proceedings

               Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Item 2.  Changes in securities

               Not applicable.

Item 3.  Defaults upon Senior Securities

               Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 5.  Other Information

               Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 11.0   Statement Regarding Computation of Earnings Per
                              Share

               Exhibit 27.0   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Acto of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MAGICWORKS ENTERTAINMENT INCORPORATED

Date:                      BY /S/ BRAD KRASSNER
                           ------------------------------------------------
                               Brad Krassner, Co-Chairman of the Board of
                               Directors and Chief Executive Officer

Date:                      BY /S/ STEVEN CHABY
                           ------------------------------------------------
                               Steven Chaby, Chief Financial Officer
                               and Treasurer

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

11.0           Statement Regarding Computation of Earnings Per Share

27.0           Financial Data Schedule