Form 10-Q
period 1997-06-30
MAGICWORKS ENTERTAINMENT INC
filed 1997-08-14
CIK 765803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ________ to ________

                        Commission File Number 2-96624-D

                      MAGICWORKS ENTERTAINMENT INCORPORATED
             (Exact name of registrant as specified in its charter)

    DELAWARE                                               87-0425513
 (State of incorporation)                      (IRS Employer Identification No.)

      930 WASHINGTON AVENUE
       MIAMI BEACH, FLORIDA                                   33139
--------------------------------------                    -------------
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

                                  Yes X No ___

               Common stock, par value $.001 per share: 24,394,300
                        outstanding as of August 13, 1997

                      MAGICWORKS ENTERTAINMENT INCORPORATED
                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.            FINANCIAL INFORMATION
-------            ---------------------

    ITEM 1. Financial Statements

            Condensed Consolidated Balance Sheets - June 30, 1997
              and December 31, 1996                                           4

            Condensed Consolidated Statements of Operations - Three Months
               and Six Months Ended June 30, 1997 and 1996                    5

            Condensed Consolidated Statements of Cash Flows - Three Months
               and Six Months Ended June 30, 1997 and 1996                  6-7

            Notes to Condensed Consolidated Financial Statements           8-10

   ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations              11-16

PART II. OTHER INFORMATION
-------- -----------------
   ITEM 1.  Legal Proceedings                                                17

   ITEM 2.  Changes in Securities                                            17

   ITEM 3.  Defaults upon Senior Securities                                  17

   ITEM 4.  Submission of Matters to a Vote of Security Holders              17

   ITEM 5.  Other Information                                                17

   ITEM 6.  Exhibits and Reports on Form 8-K                                 17

   SIGNATURES                                                                18

MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.


                          MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     JUNE 30,                   DECEMBER 31,
                                                       1997                        1996
                                                ------------------              ----------
                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                    $    3,648,661           $      6,367,179
   Accounts receivable, net                          2,277,001                  1,921,356
   Inventories                                         226,210                    268,959
   Preproduction costs, net                          1,173,833                    610,697
   Due from affiliates, net                                 -                       3,213
   Advances and temporary deposits                   3,074,539                    525,975
   Other current assets                                457,940                    731,604
                                                 -------------             --------------
     Total current assets                           10,858,184                 10,428,983
PROPERTY AND EQUIPMENT, net                          1,891,078                  2,076,310
INVESTMENTS IN PARTNERSHIPS                          3,636,892                    918,564
DEFERRED COSTS, net                                  1,057,980                  1,105,114
INTANGIBLE ASSETS, net                                 265,670                    325,745
                                                 -------------              -------------
                                               $    17,709,804            $    14,854,716
                                                 ==============             ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt        $       251,698            $       302,956
   Accounts payable                                  2,639,009                  1,467,843
   Accrued liabilities                                 713,739                  1,043,553
   Short term debt                                     375,000                         -
   Advance ticket sales                              2,056,400                    844,373
   Deferred income taxes                                    -                     137,131
   Show deposits                                       250,000                         -
                                                --------------             --------------
     Total current liabilities                       6,285,846                  3,795,856
                                                --------------             --------------
DEFERRED INCOME TAXES                                  205,697                    274,263
                                                --------------             --------------
LONG-TERM DEBT, net of current
   maturities                                        5,937,995                  6,177,492
                                                --------------             --------------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 par value; 5,000,000
     shares authorized; none issued and outstanding         -                          -
   Common stock, $.001 par value; authorized
     50,000,000 shares, issued and outstanding
     24,394,300 shares                                  24,394                     24,394
   Additional paid-in capital                        4,059,878                  4,151,026
   Retained earnings                                 1,195,994                    431,685
                                                --------------             --------------
    Total stockholders' equity                       5,280,266                  4,607,105
                                                --------------             --------------
                                               $    17,709,804            $    14,854,716
                                                ==============             ==============


      THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.



             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                    THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                    ---------------------------     -------------------------
                                       1997            1996             1997          1996
                                    -----------    ------------      -----------  -----------
                                           (unaudited)                    (unaudited)
                                    ---------------------------      ------------------------
REVENUES:
   Production                   $   9,145,881   $   8,576,178     $   14,710,785  $  16,782,886
   Promotion                        8,217,992      16,229,279         14,419,076     21,081,645
   Merchandising                    1,430,486         486,719          2,515,327      1,134,213
   Other                            1,788,256         353,782          2,992,685        763,387
                                   ----------      ----------         ----------     ----------
     Total revenues                20,582,615      25,645,958         34,637,873     39,762,131
                                   ----------      ----------         ----------     ----------
OPERATING EXPENSES:
   Production                       8.011,804       7,292,369         13,080,806     15,371,645
   Promotion                        7,482,719      14,292,124         12,636,897     17,325,047
   Salaries, wages and benefits     1,585,106         865,597          2,506,247      1,465,220
   Cost of goods sold                 877,604         448,954          1,733,984        876,917
   General and administrative       2,543,551         732,369          3,736,407      1,504,470
                                   ----------      ----------         ----------     ----------
     Total operating expenses      20,500,784      23,631,413         33,694,341     36,543,299
                                   ----------      ----------         ----------     ----------
INCOME FROM OPERATIONS                 81,831       2,014,545            943,532      3,218,832
                                   ----------      ----------         ----------     ----------
OTHER INCOME (EXPENSE):
   Interest income                     29,849          46,076             98,971        104,310
   Interest expense                  (153,939)        (63,723)          (312,032)      (204,453)
   Income from investments in
     partnerships                     474,035          (6,267)           729,381         27,165
                                   ----------      ----------         ----------     ----------
Income before minority interests
   and provision for income taxes     431,776       1,990,631          1,459,852      3,145,854
MINORITY INTERESTS                    250,716        (141,710)            80,188       (488,548)
                                   ----------      ----------         ----------     ----------
Income before provision for
   income taxes                       682,492       1,848,921          1,540,040      2,657,306

PROVISION FOR INCOME TAXES           (266,172)             -            (600,616)            -
                                   ----------      ----------         ----------     ----------
Income before pro forma
   income taxes for periods
   prior to July 29, 1996             416,320       1,848,921            939,424      2,657,306

PRO FORMA INCOME TAXES                     -         (721,079)                -      (1,036,349)
                                   ----------      ----------         ----------     ----------
Pro forma net income               $  416,320   $   1,127,842        $   939,424  $   1,620,957
                                   ----------      ----------         ----------     ----------

PRO FORMA NET INCOME
   PER COMMON SHARE                $      .02   $         .05        $       .04  $         .07
                                   ==========    ============         ==========   ============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING              24,456,107      21,831,180         24,461,140     21,831,180
                                   ==========     ===========         ==========   ============


                THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
         FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.


             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------
                                                         1997                  1996
                                                        ------                 ------
                                                                  (UNAUDITED)
                                                        -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $     939,424         $         1,620,957
   Adjustments to reconcile net income
     to net cash provided by (used in) operating
     activities:
     Depreciation and amortization                     907,988                  1,472,690
     Proforma income taxes                                -                     1,036,349
     Deferred income tax provision                    (205,697)                        -
     Gain on sale of property and equipment            (24,685)                        -
     Minority interests                                (80,188)                   488,548
   Changes in operating assets and liabilities:
     Accounts receivable                              (355,645)                  (974,209)
     Inventories                                        42,749                      1,433
     Preproduction costs                            (1,207,377)                  (162,419)
     Advances and temporary deposits                (2,548,564)                  (788,432)
     Other current assets                              231,130                    488,312
     Deferred costs                                    (35,886)                  (219,698)
     Accounts payable                                1,171,166                    370,035
     Accrued liabilities                              (329,814)                  (470,133)
     Show deposits                                     250,000                         -
     Advance ticket sales                            1,212,027                 (1,471,640)
                                                 -------------              -------------
       Net cash provided (used) by operating
         activities                                    (33,372)                 1,391,793
                                                 -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                  (62,630)                   (93,020)
   Proceed from sale of assets                         143,500                         -
   Investments in partnerships                      (2,735,325)                  (453,820)
   Payments from affiliates                              3,213                    455,688
   Intangible assets                                    25,392                    (71,829)
                                                 -------------              -------------
       Net cash used in investing activities        (2,625,850)                  (162,981)
                                                 -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                  375,000                    879,905
   Repayment of debt                                  (290,755)                  (326,989)
   Distributions to minority interests in excess
     of contributions by minority interests            122,722                 (1,358,034)
   Stock registration costs                            (91,148)                        -
   Distributions                                      (175,115)                  (610,003)
                                                 -------------              -------------
       Net cash used in financing activities           (59,296)                (1,415,121)
                                                 -------------              -------------

                THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
         FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.


             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    CONTINUED

                                                             SIX MONTHS ENDED JUNE 30,
                                                           ------------------------------
                                                             1997                 1996
                                                           ---------            ---------
                                                                    (UNAUDITED)
                                                           ------------------------------

Net decrease in cash and cash equivalents            $   (2,718,518)     $     (186,309)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                               6,367,179           5,097,588
                                                       -------------       -------------
CASH AND CASH EQUIVALENTS, END
   OF PERIOD                                         $     3,648,661      $    4,911,279
                                                       =============       =============
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

   Cash paid during the year for:

     Interest                                        $       312,032      $     114,385
                                                      ==============       ============

     Income taxes                                    $       997,105       $         -
                                                      ==============        ===========

                THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
         FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Condensed Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(2)  ACCRUED LIABILITIES:

Accrued liabilities consists of the following:



                                                       June 30,           December 31,
                                                         1997                 1996
                                                    -----------          -------------
Accrued royalties                                  $         -           $     574,103
Settlement agreement                                    375,000                     -
Accounting expenses                                      41,750                     -
Payroll-related accruals                                114,533                190,495
Show expenses                                           152,456                     -
Transportation                                           30,000                     -
Other                                                        -                 278,955
                                                    -----------           ------------
      Total accrued liabilities                    $    713,739         $    1,043,553
                                                    ===========          =============


(3) COMMITMENTS AND CONTINGENCIES:

      LITIGATION

In October 1994, a former independent contractor filed a complaint against a partnership of the Company in the Common Pleas Court of Philadelphia County seeking consequential damages of $5,000,000 arising from the termination of an employment contract. The Company believes that the claim is without merit and that the matter will be resolved without a material adverse effect to the Company's financial position.

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

The Company filed a complaint against a former financial advisor for rescission, fraud and breach of fiduciary duty in connection with a consulting agreement. The individual filed a counter claim and seeks damages relating to his involvement in the private placement of the Company. See Note 6.

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4) STOCK OPTIONS:

At the discretion of the Board of Directors, the Company may grant options to purchase the Company's stock to employees, directors, consultants, and other unrelated parties. In 1997, the Company granted options to purchase an aggregate of the following options:


                                                         OPTIONS                      EXERCISE PRICE
                                                         -------                      --------------
Balance, December 31, 1996                               216,500                       $2.50 - $3.50
      Grants                                             234,000                       $2.62 - $3.56
      Exercises                                               -                             -
      Cancellations                                           -                             -
                                                   -------------                       -------------
Balance, June 30, 1997                                   450,500                       $2.62 - $3.56
                                                   =============                       =============


The Company applies APB 25 and its related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's stock options been based on fair value at the grant dates for awards granted, consistent with the provisions of SFAS 123, the Company's 1997 pro forma net income and pro forma income per share would have been reduced to the amounts indicated below:

                                                                           Three Months Ended     Six Months Ended
                                                                              June 30, 1997         June 30, 1997
                                                                           ------------------     ----------------
      Pro forma net income          As reported                                 $416,320            $939,424
                                                                                ========            ========
                                    Pro forma for the impact of SFAS 123        $338,812            $884,407
                                                                                ========            ========


      Pro forma income per share    As reported                                 $    .02            $    .04
                                                                                ========            ========
                                    Pro forma for the impact of SFAS 123        $    .02            $    .04
                                                                                ========            ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 25%, risk-free interest rate of 6.5%, expected dividends of $0 and expected terms of 3 years.

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

(6) SUBSEQUENT EVENTS:

On July 21, 1997, the Company settled a lawsuit with KAS Enterprises, Incorporated, which represents Former Olympic Gymnast Kerri Strug. Both actions filed in this case, the one by KAS in the United States Federal District court for the District of Arizona and the one by the Company in the United States Federal District Court for the Southern District of Florida, will be dismissed with prejudice pending the complete execution by the parties of all of the requisite settlement documents. The terms of the lawsuit remain confidential pursuant to an agreement between the parties. The Company believes that it obtained a favorable settlement of the matter which will not have a material adverse effect to the Company's financial position. All amounts under the settlement have been accrued.

On March 25, 1997, the Company entered into a settlement agreement with a former financial advisor concluding and dismissing all claims. See Note 3. Pursuant to the settlement agreement, the Company agreed to issue to the financial advisor 500,000 shares of the Company's Common Stock valued at the market price as of the date of the settlement agreement in exchange for the advisor's note payable. The note will be secured by the shares of stock acquired. The settlement agreement has been executed by the parties and is subject to the preparation and execution of definitive documents embodying the terms of the settlement. The Company expects the matter to be resolved in the near future with no material adverse effect to the Company's financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996

      Revenues decreased by $5.1 million to $20.6 million in the three months ended June 30, 1997, from $25.7 million in the three months ended June 30, 1996, primarily as a result of a significant decrease in promotion revenue, offset by increases in production, merchandising and other revenue as discussed below.

       Production revenues increased by $0.6 million, or 6.6%, to $9.2 million during the three months ended June 30, 1997 from $8.6 million in the corresponding period of 1996, largely as a result of the Company's 1997 production of David Copperfield in South America offset in part by a reduction in production revenues from "Jesus Christ Superstar"and "Hello Dolly!" which ended their runs in January and February of 1997, respectively.

      Promotion revenues decreased by $8.0 million or 49.4%, to $8.2 million during the three months ended June 30, 1997 from $16.2 million in the corresponding period of 1996. The decrease was due to the promotion of Phantom of the Opera during the second quarter of 1996 which did not run in 1997, offset in part by the commencement in September 1996 of concert promotion activity.

      Merchandising revenues increased by $0.9 million to $1.4 million in the three months ended June 30, 1997 from $0.5 million in the corresponding period of 1996. The Company's merchandising revenue is largely dependent on the number of performance weeks of a production for which the Company has acquired merchandising rights. The Company maintains such rights for all of its productions and negotiates for merchandising rights to other touring shows. The increase in 1997 is due largely to the merchandising of "Annie" on Broadway, as well as, the Company's handling of, in the aggregate, 43 more performance weeks in the second quarter of 1997 compared to the corresponding period in 1996.

      Other revenues increased by $1.4 million to $1.8 million in the three months ended June 30, 1997 from $0.4 million in the corresponding period of 1996 largely as a result of the Company's concert division's receipt of $1.1 million in sponsorship income from the Skoal "R.O.A.R." tour in 1997 and increased transportation revenues, offset partially by the Company's inability to continue to consolidate gross revenues from the Booking Agency, in which the Company had formerly owned a 100% interest. As of January 1, 1997, the Booking Agency's operations ceased to be consolidated with the Company's operations due to a decrease in the Company's ownership interest in the Booking Agency to 33.3%.

      Operating expenses decreased by $3.1 million, or 13.2%, to $20.5 million in the three months ended June 30, 1997 from $23.6 million in the corresponding period of 1996, primarily as result of decreases in promotion expenses offset by increases in production expenses, salaries, wages and benefits, cost of goods sold and general and administrative expenses as discussed below.

      Production expenses increased by $0.7 million, or 9.9%, to $8.0 million in the three months ended June 30, 1997 from $7.3 million in the corresponding period in 1996, primarily because of the Company's production in 1997 of David Copperfield in South America offset by the cessation of certain productions during the first quarter of 1997 as discussed above. As a percentage of production revenues, production expenses increased to 87.6% for the three months ended June 30, 1997 from 85.0% in the corresponding period in 1996.

      Promotion expenses decreased $6.8 million, or 47.6%, to $7.5 million in the three months ended June 30, 1997 from $14.3 million in the corresponding period in 1996, primarily as a result of the changes in promotion revenues discussed above. As a percentage of promotion revenues, promotion expenses increased to 91.1% for three month period ended June 30, 1997 from 88.1% in the corresponding period in 1996.

      Salaries, wages and benefits increased by $0.7 million, or 83.1%, to $1.6 million in the three month period ended June 30, 1997 from $0.9 million during the corresponding period in 1996, primarily as a result of the hiring of four additional employees in the merchandising division, and 17 additional employees in the concerts division, three additional employees at corporate headquarters and the commencement of a sports management division employing two employees, offset in part by the non-consolidation of salaries from the newly merged booking operations. The Company expanded the executive talent base to expand the Company's existing operations as well as creating new divisions discussed below. As a percentage of total revenues, salaries, wages and benefits increased to 7.7% for the three months period ended June 30, 1997 from 3.4% in the corresponding period in 1996.

      Cost of goods sold relates to expenses involved in the generation of merchandising revenue, including costs of merchandise, producer, venue and vendor commissions, and shipping and other similar costs. As a percentage of merchandising revenue, the costs of goods sold decreased to 61.4% in the three months ended June 30, 1997 from 92.2% in the corresponding period in 1996, primarily as a result of the amount of merchandise write downs in 1996 due to overstocked merchandise on shows that ended their runs in the second quarter of 1996.

      General and administrative expenses increased by $1.8 million to $2.5 million in the three months ended June 30, 1997 from $0.7 million in the corresponding period of 1996. The primary reason for the increase was the commencement of the Concerts, Sports, Sponsorship, Talent Management and International divisions in the third quarter of 1996, second quarter of 1997, the first quarter of 1997, second quarter of 1997 and the first quarter of 1997, respectively, as well as a one time write down of bad receivables and investments of $1.2 million and settlement of litigation. Management reviewed the collectibility of its receivables and certain investments and decided to write off the receivables over ninety days old and investments which had been deemed uncollectible. The Company is investing considerable time and dollars reinforcing the Company's established operations as well as creating the new divisions discussed above. Also included are expenses associated with being a public company that were not present in the second quarter of 1996. As a percentage of total revenues, general and administrative expenses increased to 12.4% in the three month period ended June 30, 1997 from 2.9% in the corresponding period of 1996.

      Interest income decreased to $29,849 in the three month periods ended June 30, 1997 from $46,076 in the corresponding period of 1996 due to a decrease in cash balances.

      Interest expense increased by $90,216 to $153,939 in the three months ended June 30, 1997 from $63,723 in the corresponding period of 1996. The primary reason for the increase was attributable to the issuance of $5.2 million in debt during the third quarter of 1996 which was still outstanding at June 30, 1997, offset by a decrease in outstanding balances under the Company's lines of credit.

      Income from investments in partnerships increased by $0.5 million, to $0.5 million in the three months ended June 30, 1997 from a loss of ($6,267) in the corresponding period of 1996, largely as a result of net profit earned from the productions of "A Chorus Line" and "Singin' in the Rain" in which the Company owns 12.5% and 50% interests, respectively, and the decrease from a 100% interest to a 33.3% interest owned by the Company in the Booking Agency as discussed above.

      Minority interests decreased by $0.4 million to $0.3 million in the three months period ended June 30, 1997, from ($0.1) million in the corresponding period of 1996 due primarily to the closing of the productions of "Jesus Christ Superstar" and "Hello Dolly!," as discussed above, as well as the Company's 50% minority interest in the $0.8 million in losses accrued in the Concerts division during the three month periods ended June 30, 1997.

      As a result of the foregoing, income before provision for income taxes and proforma taxes decreased by $1.2 million to $0.7 million in the three months ended June 30, 1997 from $1.9 million in the corresponding period of 1996 and the Company posted net income of $0.4 million in the three months ended June 30, 1997 and $1.1 million in the corresponding period of 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996

      Revenues decreased by $5.1 million to $34.7 million in the six months ended June 30, 1997, from $39.8 million in the corresponding period of 1996, primarily as a result of a significant decrease in production and promotion revenue, offset by an increase in merchandising and other revenue as discussed below.

       Production revenues decreased by $2.1 million, or 12.4%, to $14.7 million during the six months ended June 30, 1997 from $16.8 million in the corresponding period of 1996, largely as a result of a reduction in production revenues from "Jesus Christ Superstar" and "Hello Dolly!" which ended their runs in January and February of 1997, respectively, partially offset by the Company's 1997 production of David Copperfield in South America.

      Promotion revenues decreased by $6.7 million or 31.6%, to $14.4 million during the six months ended June 30, 1997 from $21.1 million in the corresponding period of 1996. The decrease was due to the nonrecurring promotion of the Phantom of the Opera during the second quarter of 1996 offset in part by the commencement by the Company of concert promotion activity.

      Merchandising revenues increased by $1.4 million to $2.5 million in the six months ended June 30, 1997 from $1.1 million in the corresponding period of 1996. The increase in 1997 is due largely to the merchandising of "Annie" on Broadway, as well as the Company's handling of, in the aggregate, 73 more performance weeks in the six month period ended June 30, 1997 compared to the corresponding period in 1996.

      Other revenues increased by $2.2 million to $3.0 million in the six months ended June 30, 1997 from $0.8 million in the corresponding period of 1996 largely as a result of the Company's concert division receiving $1.7 million in sponsorship income from the Skoal "R.O.A.R." tour in 1997 and the Company's transportation division earning additional revenue resulting from the Company's expansion into the Concert business, offset partially as a result of the Company's inability to continue to consolidate gross revenues from the Booking Agency, in which the Company formerly owned a 100% interest.

      Operating expenses decreased by $2.8 million, or 7.8%, to $33.7 million for the six months ended June 30, 1997 from $36.5 million in the corresponding period of 1996, primarily because of decreases in promotion, and production expenses partially offset by increased salaries, wages and benefits, costs of goods sold and general and other operating expenses as discussed below.

      Production expenses decreased by $2.3 million, or 14.9%, to $13.1 million in the six months ended June 30, 1997, from $15.4 million in the corresponding period in 1996, primarily because of the cessation in 1997 of certain productions as discussed above. As a percentage of production revenues, production expenses decreased to 88.9% for the six months ended June 30, 1997 from 91.6% in the corresponding period in 1996.

      Promotion expenses decreased $4.7 million, or 27.1%, to $12.6 million in the six months ended June 30, 1997 from $17.3 million in the corresponding period in 1996, primarily as a result of the reasons discussed above with respect to promotion revenues. As a percentage of promotion revenues, promotion expenses increased to 87.6% for six month period ended June 30, 1997 from 82.2% in the corresponding period in 1996, largely as a result of promoter losses from "A Chorus Line," "Les Miserables" and " Gospel at Colonus" in 1997 which were not offset by the additional promotion revenue discussed above.

      Salaries, wages and benefits increased by $1.0 million, or 71.1%, to $2.5 million in the six month period ended June 30, 1997 from $1.5 million during the corresponding period in 1996, primarily as a result of the hiring of four additional employees in the merchandising division, and 17 additional employees in the concerts division, three additional employees at corporate headquarters and the commencement of a sports management division employing two employees, offset in part by the non-consolidation of salaries from the newly merged booking operations. The Company expanded the executive talent base to expand the Company's existing operations as well as creating new divisions discussed below. As a percentage of total revenues, salaries, wages and benefits increased to 7.2% for the six months period ended June 30, 1997 from 3.4% in the corresponding period in 1996.

       As a percentage of merchandising revenue, the costs of goods sold decreased to 68.9% in the six months ended June 30, 1997 from 77.3% in the corresponding period in 1996, primarily because of the amount of merchandise write downs in 1996 due to overstocked merchandise on shows that ended their runs in the second quarter of 1996.

      General and administrative expenses increased by $2.2 million to $3.7 million in the six months ended June 30, 1997 from $1.5 million in the corresponding period of 1996. The primary reason for the increase was the commencement of the Concerts, Sports, Talent Management and International divisions in the third quarter of 1996, second quarter of 1997, second quarter of 1997 and the first quarter of 1997, respectively, and a one time write down of bad receivables, investments and settlement agreement of $1.2 million. Management reviewed the collectibility of its receivables and certain investments and decided to write off receivables over ninety days old and investments which have been deemed uncollectible. The Company is investing considerable time and dollars reinforcing the Company's established operations as well as creating the new divisions discussed above. Also included are expenses associated with being a public company that were not present in the second quarter of 1996. As a percentage of total revenues, general and administrative expenses increased to 10.8% in the six month period ended June 30, 1997 from 3.8% in the corresponding period of 1996.

      Interest income remained relatively constant at $0.1 million in the six month periods ended June 30, 1997 and 1996.

      Interest expense increased by $107,579 to $312,032 in the six months ended June 30, 1997 from $204,453 in the corresponding period of 1996. The primary reason for the increase was attributable to the issuance of $5.2 million in debt during the third quarter of 1996 which was still outstanding at June 30, 1997, offset by a decrease in outstanding balances under the Company's lines of credit.

      Income from investments in partnerships increased by $0.7 million, to $0.7 million in the six months ended June 30, 1997 from $27,165 in the corresponding period of 1996, largely as a result of revenue earned from the commencement of the productions of "A Chorus Line" and "Singin' in the Rain" in which the Company owns 12.5% and 50% interests, respectively, and the 33.3% interest owned by the Company in the Booking Agency as discussed above.

      Minority interests decreased by $0.6 million to $80,188 in the six months period ended June 30, 1997 from ($0.5) million in the corresponding prior period 1996 due primarily to the closing of the productions of " Jesus Christ Superstar" and "Hello Dolly!, and the Concerts divisions discussed above.

      As a result of the foregoing, income before provision for income taxes and proforma taxes decreased by $1.2 million to $1.5 million in the six months ended June 30, 1997 from $2.7 million in the corresponding period of 1996 and the Company posted net income of $0.9 million in the six months ended June 30, 1997 and $1.6 million in the corresponding period of 1996.

LIQUIDITY AND SOURCES OF CAPITAL

      At June 30, 1997, the Company had working capital of $4.6 million compared to $6.6 million at December 31, 1996. Since inception, the Company has financed its operations primarily through borrowings and cash flow from operations. During the third quarter of 1996, the Company received net proceeds of $9.2 million from a private placement.

      The Company has a line of credit and other short term borrowings which are payable on demand (the "Credit line"). The Credit line provides for short-term borrowings of up to $5.0 million with interest at the variable daily rate based on libor. The Credit line is collateralized by substantially all of the Company's assets. At June 30, 1997, $375,000 was outstanding under the Credit line with $750,000 outstanding as a letter of credit. The Company's remaining indebtedness consists of $1.0 million, collateralized by buses used in the Company's business, and $5.2 million of convertible notes sold in a private placement.

      The Company's principal anticipated capital expenditures over the next several years will relate to acquisitions, if suitable opportunities arise, and the production of additional theatrical productions.

      Net cash used by operating activities was $33,372 during the six months ended June 30, 1997 compared to a net cash provision of $1.4 million in the corresponding period of 1996. The decrease in net cash provided by operating activities in 1997 related to an increase in advances and deposits from the commencement of the concerts and international divisions offset by the increase in accounts payable and advanced ticket sales for shows that will commence the third quarter of 1997. The net cash provided by operating activities in 1996 related primarily to the decrease in accounts payable and net receipts collected.

      Net cash used by investing activities totaled $2.6 million during the six months ended June 30, 1997 as compared to $0.2 million in the corresponding period of 1996. The increased cash used in investing activities for 1997 related primarily to the Company's investment in theatrical productions. The increase in cash used in investing activities for 1996 related primarily to the purchase of property and equipment,investments into intangible assets and theatrical productions offset by payments to affiliates.

      Net cash used in financing activities totaled $0.1 million during the six months ended June 30, 1997 as compared to $1.4 million in the corresponding period of 1996. The cash used in financing activities for 1997 related primarily to the repayment of bus loans, final S-Corp distribution payments made to former shareholders of Space Agency, Inc. and distributions made to minority partners of the shows "Deathtrap" and "Hello Dolly!" The cash used in financing activities for 1996 related primarily to distributions made to minority partners of "Jesus Christ Superstar"and the equity touring show of "Ain't Misbehavin" as well as S-Corp distributions made to former shareholders of the Company's predecessors in interest.

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

Item 4. Submission of Matters to a Vote of Security Holders

               The Company's annual meeting of stockholders was held on June 19, 1997. At the meeting each of the current members of the Board of Directors, Brad Krassner, Joe Marsh, Lee Marshall, John W. Ballard, H. Yale Gutnick and Ronald J. Korn, were reelected for additional one-year terms. There were 17,445,027 votes cast in favor of the reelection of the directors and zero votes cast in opposition to the reelection of the directors.

Item 5. Other Information

               Not applicable.

Item 6. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

         Exhibit 10.11 Credit Agreement, dated as of May 29, 1997 by and among the Company, Touring Artists Group, Inc. (Florida), Touring Artists Group, Inc. (Ohio), Magicspace Corporation, Diamond Bullet Merchandising, Inc., Magic Promotion, Inc., Magicworks Entertainment International, Inc., Performing Arts Management of North Miami, Inc., Magic Concert Promotions, Inc., Magicworks Sports Management, Inc. And Nations Bank, N.A. (South)

         Exhibit  11.0   Statement Regarding Computation of Earnings Per Share

         Exhibit  27.0   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Acto of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      MAGICWORKS ENTERTAINMENT INCORPORATED

Date:             BY /S/ BRAD KRASSNER
                  -----------------------------------------------
                  Brad Krassner, Co-Chairman of the Board of
                  Directors and Chief Executive Officer

Date:             BY /S/ STEVEN CHABY
                  -----------------------------------------------
                  Steven Chaby, Chief Financial Officer
                  and Treasurer

                                 EXHIBIT INDEX



Exhibit                                                                   Page
-------                                                                  -----

Exhibit  10.11 Credit Agreement, dated as of May 29, 1997 by and among the Company, Touring Artists Group, Inc. (Florida), Touring Artists Group, Inc. (Ohio), Magicspace Corporation, Diamond Bullet Merchandising, Inc., Magic Promotion, Inc., Magicworks Entertainment International, Inc., Performing Arts Management of North Miami, Inc., Magic Concert Promotions, Inc., Magicworks Sports Management, Inc. And Nations Bank, N.A. (South)

Exhibit  11.0  Statement Regarding Computation of Earnings Per Share

Exhibit  27.0  Financial Data Schedule