Form 10-Q
period 1997-09-30
MAGICWORKS ENTERTAINMENT INC
filed 1997-11-14
CIK 765803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From          to
                                              --------    --------

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

                                 (305) 532-1566
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X    No
                                     ---      ---


               Common stock, par value $.001 per share: 24,404,300
                       outstanding as of November 5, 1997

                      MAGICWORKS ENTERTAINMENT INCORPORATED
                                      INDEX

                                                                                                    PAGE
                                                                                                     ----

PART I.            FINANCIAL INFORMATION
-------            ---------------------
                   ITEM 1. Financial Statements

                     Condensed Consolidated Balance Sheets - September 30, 1997 and
                       December 31, 1996                                                                  4

                     Condensed Consolidated Statements of Income - Three Months
                       and Nine Months Ended September 30, 1997 and 1996                                  5

                     Condensed Consolidated Statements of Cash Flows -
                       Nine Months Ended September 30, 1997 and 1996                                    6-7

                     Notes to Condensed Consolidated Financial Statements                              8-10

                   ITEM 2. Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                              11-15


PART II.           OTHER INFORMATION
--------           -----------------

                   ITEM 1.  Legal Proceedings                                                            16

                   ITEM 2.  Changes in Securities                                                        16

                   ITEM 3.  Defaults upon Senior Securities                                              16

                   ITEM 4.  Submission of Matters to a Vote of Security Holders                          16

                   ITEM 5.  Other Information                                                            16

                   ITEM 6.  Exhibits and Reports on Form 8-K                                             16

SIGNATURES                                                                                               17


MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and therefore omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

             Magicworks Entertainment Incorporated and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                        September 30,             December 31,
                                                            1997                      1996
                                                     ------------------         -----------------
                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $        2,851,046         $       6,367,179
   Accounts receivable, net                                   2,089,640                 1,921,356
   Inventories                                                  299,041                   268,959
   Preproduction costs, net                                           -                   610,697
   Advances and temporary deposits                              141,922                   525,975
   Minority interests                                           894,400                    42,534
   Prepaid show expenses                                      6,066,775                   178,352
   Other current assets                                         613,457                   513,931
                                                     ------------------         -----------------
     Total current assets                                    12,956,281                10,428,983

PROPERTY AND EQUIPMENT, net                                   1,851,345                 2,076,310
INVESTMENTS IN PARTNERSHIPS                                   4,508,844                   918,564
DEFERRED COSTS, net                                           1,016,470                 1,105,114
INTANGIBLE ASSETS, net                                          411,667                   325,745
                                                     ------------------         -----------------

                                                     $       20,744,607         $      14,854,716
                                                     ===================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt              $          258,110         $         302,956
   Accounts payable                                           5,889,371                 1,467,843
   Accrued liabilities                                          427,925                 1,043,553
   Short term debt                                              660,000                         -
   Advance ticket sales                                       1,982,898                   844,373
   Deferred income taxes                                        137,132                   137,131
   Due to affiliates, net                                       246,448                         -
                                                     ------------------         -----------------
     Total current liabilities                                9,601,884                 3,795,856
                                                     ------------------         -----------------

DEFERRED INCOME TAXES                                           171,414                   274,263
                                                     ------------------         -----------------
LONG-TERM DEBT, net of current
   maturities                                                 5,868,505                 6,177,492
                                                     ------------------         -----------------
COMMITMENTS AND CONTINGENCIES (Note 6)                                -                         -

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000,000
     shares authorized; none issued and outstanding                   -                         -
   Common stock, $.001 par value; authorized
     50,000,000 shares, issued and outstanding
     24,404,300 and 24,394,300, respectively                     24,404                    24,394
   Additional paid-in capital                                 4,078,618                 4,151,026
   Retained earnings                                            999,782                   431,685
                                                     ------------------         -----------------
     Total stockholders' equity                               5,102,804                 4,607,105
                                                     ------------------         -----------------

                                                     $       20,744,607         $      14,854,716
                                                     ==================         =================



      THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

             Magicworks Entertainment Incorporated and Subsidiaries

                   Condensed Consolidated Statements of Income

                                        THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------  -------------------------------
                                              1997            1996           1997              1996
                                        ----------------  --------------  --------------   --------------
                                                   (UNAUDITED)                    (UNAUDITED)
REVENUES:
   Production                             $  2,644,307    $  4,991,059    $ 17,355,092    $ 21,773,945
   Promotion                                12,448,360       9,380,577      26,867,436      30,462,222
   Merchandising                               888,505         501,383       3,403,832       1,635,596
   Other                                       789,564         808,773       3,782,249       1,572,161
                                          ------------    ------------    ------------    ------------
     Total revenues                         16,770,736      15,681,792      51,408,609      55,443,924
                                          ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Production                                1,367,011       4,649,714      14,822,817      20,021,359
   Promotion                                11,750,312       8,923,201      24,387,209      26,248,248
   Salaries, wages and benefits              1,274,780       1,003,355       3,781,027       2,468,576
   Cost of goods sold                          767,440         272,959       2,501,424       1,149,876
   General and administrative                1,948,335         652,508       5,309,742       2,156,976
                                          ------------    ------------    ------------    ------------
     Total operating expenses               17,107,878      15,501,737      50,802,219      52,045,035
                                          ------------    ------------    ------------    ------------
INCOME (LOSS) FROM
   OPERATIONS                                 (337,142)        180,055         606,390       3,398,889
                                          ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
   Interest income                              11,016          87,814         109,987         192,123
   Interest expense                           (177,515)       (147,813)       (489,547)       (352,266)
   Income from investments
     in partnerships                           100,777             656         830,158          27,821
                                          ------------    ------------    ------------    ------------
Income (loss) before minority interests
   and provision for income
   taxes                                      (402,864)        120,712       1,056,988       3,266,567

MINORITY INTERESTS                              99,389         198,613         179,577        (289,935)
                                          ------------    ------------    ------------    ------------
Income (loss) before provision for
   income taxes                               (303,475)        319,325       1,236,565       2,976,632

PROVISION FOR INCOME TAXES                     107,263        (391,000)       (493,353)       (391,000)
                                          ------------    ------------    ------------    ------------
Income (loss) before pro forma
   income taxes for periods
   prior to July 29, 1996                     (196,212)        (71,675)        743,212       2,585,632

PRO FORMA INCOME TAXES                            --          (160,559)           --        (1,196,906)
                                          ------------    ------------    ------------    ------------
Pro forma net income (loss)               $   (196,212)   $   (232,234)   $    743,212    $  1,388,726
                                          ============    ============    ============    ============

PRO FORMA NET INCOME (LOSS)
   PER COMMON SHARE                       $       (.01)   $       (.01)   $        .03    $        .06
                                          ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                       24,400,929      23,511,042      24,427,464      22,412,780
                                          ============    ============    ============    ============



      THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

             Magicworks Entertainment Incorporated and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows



                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                   ----------------------------------
                                                          1997           1996
                                                   ----------------  ----------------
                                                                  (UNAUDITED)
                                                   ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $   743,212    $ 1,388,726
   Adjustments to reconcile net income
     to net cash provided by (used in) operating
     activities:
     Depreciation and amortization                      1,121,441      1,769,658
     Proforma income taxes                                     --      1,196,906
     Deferred income tax provision                       (102,848)       391,000
     Gain on sale of property and equipment               (24,685)            --
     Minority interests                                  (179,577)       289,935
   Changes in operating assets and liabilities:
     Accounts receivable                                 (168,284)      (352,048)
     Inventories                                          (30,082)       (73,575)
     Preproduction costs                                  (33,544)    (1,166,334)
     Prepaid show expenses                             (5,888,423)            --
     Advances and temporary deposits                      384,053       (320,845)
     Other current assets                                 (99,526)       (87,165)
     Deferred costs                                       (72,088)       119,969
     Accounts payable                                   4,421,528       (994,374)
     Accrued liabilities                                 (615,628)     1,047,174
     Advance ticket sales                               1,138,525     (2,565,724)
                                                      -----------    -----------
       Net cash provided by operating activities          594,074        643,303
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                     (98,485)      (307,762)
   Proceed from sale of assets                            143,500           --
   Investments in partnerships                         (3,617,049)      (274,419)
   Payments from (to) affiliates                          246,448       (135,284)
   Intangible assets                                     (170,986)       (69,840)
                                                      -----------    -----------
       Net cash used in investing activities           (3,496,572)      (787,305)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                   3,760,000        928,213
   Repayment of debt                                   (3,453,833)    (2,428,485)
   Proceeds from private placement                             --      9,328,640
   Distributions to minority interests in excess of
     contributions by minority interests                 (672,289)    (1,038,147)
   Stock registration costs                               (72,398)            --
   Deferred debt issuance costs                                --       (836,034)
   Distributions                                         (175,115)    (2,755,640)
                                                      -----------    -----------
       Net cash (used in) provided by in financing
          activities                                     (613,635)     3,198,547
                                                      -----------    -----------

      THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

             Magicworks Entertainment Incorporated and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                    Continued

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                    ----------------------------------
                                                          1997           1996
                                                    ----------------  ----------------
                                                               (UNAUDITED)
                                                    ----------------------------------

Net increase (decrease) in cash and cash equivalents   $(3,516,133)   $ 3,054,545

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                             6,367,179      5,097,588
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, END
   OF PERIOD                                           $ 2,851,046    $ 8,152,133
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

   Cash paid during the year for:

     Interest                                          $   359,903    $   266,168
                                                       ===========    ===========

     Income taxes                                      $   997,105    $      --
                                                       ===========    ===========



















      THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   ARE AN INTEGRAL PART OF THESE STATEMENTS.

             Magicworks Entertainment Incorporated and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(2) INVESTMENTS IN PARTNERSHIPS:

The Company has limited partnership interests, ranging from 2% to 12%, in various theatrical productions. Because the Company does not exercise significant influence over the operating and financial policies of these productions, these investments are carried at cost, $1,024,716 and $397,331 at September 30, 1997 and December 31, 1996, respectively, and income is only recognized when received in the form of distributions.

The Company has nine joint venture interests ranging from 25% to 50%, in various seasonal productions. Because the Company exercises influence over the operating and financial policies of these productions, these investments are accounted for under the equity method. The carrying value of such investments was $3,484,128 and $521,233 at September 30 ,1997 and December 31, 1996, respectively.

(3)  ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                    September 30,   December 31,
                                                        1997            1996
                                                   -------------    ------------

Accrued royalties                                    $     --        $  574,103
Accounting expenses                                      62,775            --
Closing costs                                            55,550            --
Payroll-related accruals                                 17,713         190,495
Show expenses                                           120,823            --
Accrued interest                                        129,644            --
Other                                                    41,420         278,955
                                                     ----------      ----------
      Total accrued liabilities                      $  427,925      $1,043,553
                                                     ==========      ==========

(4)   MINORITY INTERESTS:

Minority interests asset/(liability) consists of the following:

                                                      September 30, December 31,
                                                          1997          1996
                                                      ------------- ------------

Concerts, JV                                            $ 841,950    $ 238,688
Judas Company                                             (63,763)    (151,158)
Other entities                                            116,213      (44,996)
                                                        ---------    ---------
      Total Minority interest asset/(liability)         $ 894,400    $  42,534
                                                        =========    =========

             Magicworks Entertainment Incorporated and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(5) RELATED PARTY TRANSACTIONS:

Included in due from affiliates and due to affiliates are the net balances of receivables and payables due from entities controlled by certain stockholders and minority partners and due to certain stockholders. Receivables with an outstanding balance, including accrued interest, totaled $-0- and $75,945 at September 30, 1997 and December 31, 1996, respectively. Payables due to certain stockholders with an outstanding balance, including accrued interest, totaled $246,448 and $72,732 at September 30, 1997 and December 31 ,1996, respectively.

(6) COMMITMENTS AND CONTINGENCIES:

      LITIGATION

In October 1994, a former independent contractor filed a complaint against a partnership and each of the partners, including the Company, in the Common Pleas Court of Philadelphia County seeking consequential damages of $5,000,000 arising from the termination of an employment contract. The Company believes that the claim is without merit and that the matter will be resolved without a material adverse effect to the Company's financial position.

In January 1997, the Company filed suit against the City of North Miami Beach ("the City") for failure to perform under an operating management agreement related to the construction and operation of a performing arts amphitheater. The City filed a counterclaim alleging the Company had breached the management agreement. The Company intends to continue to vigorously defend its position in the counter suit and believes that the matter will be resolved without a material adverse effect to the Company's financial position.

On March 25, 1997, the Company entered into a settlement agreement with a former financial advisor concluding and dismissing all claims. Pursuant to the settlement agreement, the Company agreed to issue to the financial advisor 500,000 shares of the Company's common stock valued at the market price as of the date of the settlement agreement in exchange for the advisor's note payable. The note will be secured by the shares of stock acquired. The settlement agreement has been executed by the parties and is subject to the preparation and execution of definitive documents embodying the terms of the settlement. The parties are reviewing and revising the definitive agreements for execution. The Company expects the matter to be resolved in the near future.

             Magicworks Entertainment Incorporated and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(7) STOCK OPTIONS:

At the discretion of the Board of Directors, the Company may grant options to purchase the Company's stock to employees, directors, consultants, and other unrelated parties. In 1997, the Company granted an aggregate of the following options:

                                             OPTIONS         EXERCISE PRICE
                                             -------         --------------

Balance, December 31, 1996                   216,500          $2.50 - $3.50
      Grants                                 337,750          $2.62 - $3.56
      Exercises                                 -                   -
      Cancellations                             -                   -
                                         -------------    -----------------
Balance, September 30, 1997                  554,250          $2.50 - $3.56
                                         =============    =================

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

                                                                 September 30, 1997
                                                          Three Months       Nine Months
                                                             Ended              Ended
                                                          ------------------------------
     Pro forma net income
           As reported                                    ($196,212)            $743,212
           Pro forma for the impact of SFAS 123           ($218,087)            $709,707

     Pro forma income per share
           As reported                                       ($0.01)               $0.03
           Pro forma for the impact of SFAS 123              ($0.01)               $0.03


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 25%, risk-free interest rate of 6.5%, expected dividends of $0 and expected terms of 3 years.

(8) EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per share", which establishes and simplifies the standards for computing and presenting earnings per share as previously dictated by Accounting Principles Board Opinion ("APB") No. 15, "Earnings per share". Upon adoption, the Company will be required to restate previously reported earnings per share data to conform with the requirements of SFAS No. 128 in its annual financial statements for the year ending December 31, 1997. Had the provisions of SFAS No. 128 been applicable to the accompanying condensed consolidated financial statements, basic and diluted earnings per share, as calculated in accordance with the provisions of SFAS No. 128 would not have been materially different than the historical earnings per share amounts reported herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

      Revenues increased by $1.1 million to $16.8 million from $15.7 million primarily as a result of increases in promotion and merchandising revenues offset by decreases in production and other revenues as discussed below.

       Production revenues decreased by $2.4 million, or 47.0%, to $2.6 million from $5.0 million because the number of shows running during the period in which the Company held greater than a 50% ownership interest decreased from eight in the prior period to five. Generally accepted accounting principles require that gross revenues and expenses be presented for shows in which the Company holds a majority interest while only the net income or loss be presented for shows in which the Company has less than a 50% ownership. The net income of all active theatrical investments for the Company is shown within Other Income in "Income from investments in partnerships."

      Promotion revenues increased by $3.1 million, or 32.7%, to $12.5 million from $9.4 million. The increase was primarily due to the commencement of the Fleetwood Mac tour and the Barry Manilow tour during the third quarter of 1997.

      Merchandising revenues increased by $0.4 million, or 77.2%, to $0.9 million from $0.5 million. The Company's merchandising revenue is largely dependent on the number of performance weeks of a production for which the Company has acquired merchandising rights. The Company maintains such rights for all of its productions and negotiates for merchandising rights to other touring shows. The increase in 1997 is due largely to the merchandising of "Annie" on Broadway, as well as the Company's handling of, in the aggregate, 16 more performance weeks than in the prior period.

      Other revenues decreased by $19,000, or 2.4%, to $790,000 from $809,000 largely as a result of the concert division's receipt of $0.3 million in management income in 1997 offset by a decrease in transportation revenues and the Company's inability to continue to consolidate gross revenues from its booking agency, in which the Company had formerly owned a 100% interest. As of January 1, 1997, the booking agency's operations ceased to be consolidated with the Company's operations due to a business combination in which the Company's ownership interest in the combined operations decreased to 33.3%.

      Operating expenses increased by $1.6 million, or 10.4%, to $17.1 million from $15.5 million primarily as a result of increases in promotion, salaries, wages and benefits, cost of goods sold and general and administrative expenses, offset by decreases in production expenses as discussed below.

      Production expenses decreased by $3.3 million, or 70.6%, to $1.4 million from $4.7 million as a result of the changes discussed above in production revenues. As a percentage of production revenues, production expenses decreased to 51.7% from 93.2%. The increase in gross profit for the three months ended September 30, 1997 was attributable to the Company's successful production of the Copperfield tour in Russia.

      Promotion expenses increased by $2.9 million, or 31.7%, to $11.8 million from $8.9 million, primarily as a result of the changes discussed above in promotion revenues. As a percentage of promotion revenues, promotion expenses decreased to 94.4% from 95.1%.

      Salaries, wages and benefits increased by $0.3 million, or 27.1%, to $1.3 million from $1.0 million primarily as a result of the hiring of four additional employees in the merchandising division, and 17 additional employees in the concerts division, two additional employees at corporate headquarters and the commencement of a sports management division employing two employees, offset in part by the non-consolidation of salaries from the newly merged booking agency operations. The Company increased its executive talent base to expand the Company's existing operations as well as to create new divisions discussed below. As a percentage of total revenues, salaries, wages and benefits increased to 7.6% from 6.4%.

      Cost of goods sold relates to expenses involved in the generation of merchandising revenue, including costs of merchandise, producer, venue and vendor commissions, and shipping and other similar costs. As a percentage of merchandising revenue, the cost of goods sold increased to 86.4% from 54.4% primarily as a result of the amount of merchandise write downs in 1997 due to overstocked merchandise on shows that ended their runs in the third quarter of 1997.

      General and administrative expenses increased by $1.3 million to $2.0 million in the three months ended September 30, 1997 from $0.7 million in the corresponding period of 1996. As a percentage of total revenues, general and administrative expenses increased to 11.6% from 4.2%. The primary reasons for the increase include the expenses associated with implementation of the Concerts, Sports, Talent Management and International divisions and a write-off of unrecouped show expenses of $0.8 million from Warner Brothers on Ice in Southeast Asia. The Warner Brothers on Ice Show was significantly impacted by a typhoon which hit the area during the run of the tour.

      Interest income decreased to $11,016 due to a decrease in cash balances.

      Interest expense increased to $0.2 million due to the commencement of a $5.0 million revolving credit line during the second quarter of 1997 which had an outstanding balance of $0.7 million at September 30, 1997.

      Income from investments in partnerships increased by $0.1 million largely due to revenue earned primarily from the commencement of the production of "A Chorus Line" during the third quarter in which the Company owns 37.5%.

      Minority interests decreased by $0.1 million due primarily to the closing of "Jesus Christ Superstar" and "Hello Dolly" which ended their respective runs during the first quarter of 1997. Such decrease was offset by the Company's minority interest in the $0.2 million in net loss accrued in the Concerts division during the three months ended September 30, 1997.

The Company booked a provision for income taxes and pro forma adjustment for income taxes of $551,559 in the three months ended September 30, 1996, of which $391,000 was attributable to the Company's conversion from S-Corporation to C-Corporation status.

      As a result of the foregoing, income before provision for income taxes and proforma taxes decreased by $0.6 million to a loss of $0.3 million from $0.3 million in the prior period and the Company posted a net loss of $196,212 versus a net loss of $232,234.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996

      Revenues decreased by $4.0 million to $51.4 million from $55.4 million primarily as a result of decreases in production and promotion revenues, partially offset by increases in merchandising and other revenues as discussed below.

       Production revenues decreased by $4.4 million, or 20.3%, to $17.4 million from $21.8 million because the number of shows in which the Company holds greater than a 50% ownership interest decreased from eight to five as discussed above.

      Promotion revenues decreased by $3.6 million, or 11.8%, to $26.9 million from $30.5 million. The decrease was due to the non-recurring expenses associated with the promotion of the Phantom of the Opera production during the second quarter of 1996 offset in part by the commencement of the Fleetwood Mac tour during the third quarter of 1997.

      Merchandising revenues increased by $1.8 million to $3.4 million from $1.6 million. The increase was due largely to the merchandising of "Annie" on Broadway, as well as the Company's handling of, in the aggregate, 89 more performance weeks.

      Other revenues increased by $2.2 million to $3.8 million from $1.6 million largely as a result of the Company's concert division's receipt of $0.3 million in management income in 1997, $1.7 million in sponsorship income was offset by the fact that the Company no longer consolidated gross revenues from its booking agency, as discussed above.

      Operating expenses decreased by $1.2 million, or 2.4%, to $50.8 million from $52.0 million primarily because of decreases in production and promotion expenses partially offset by increases in salaries, wages and benefits, cost of goods sold and general and other operating expenses as discussed below.

      Production expenses decreased by $5.2 million, or 26.0%, to $14.8 million from $20.0 million primarily because of the reasons discussed under production revenues discussed above. As a percentage of production revenues, production expenses decreased to 85.4% from 92.0%. The primary reasons for the gross profit increase in 1997, related to the successful productions of David Copperfield in South America and Russia.

      Promotion expenses decreased by $1.9 million, or 7.1%, to $24.4 million from $26.3 million primarily as a result of the reasons discussed above with respect to promotion revenues. As a percentage of promotion revenues, promotion expenses increased to 90.8% from 86.2% largely as a result of promoter losses from "A Chorus Line," "Les Miserables" and " Gospel at Colonus" in 1997 which were not offset by the additional promotion revenue discussed above.

      Salaries, wages and benefits increased by $1.3 million, or 53.2%, to $3.8 million from $2.5 million primarily as a result of the hiring of four additional employees in the merchandising division, and 15 additional employees in the concerts division, two additional employees at corporate headquarters and the commencement of a sports management division employing two employees, offset in part by the non-consolidation of salaries from the newly merged booking operations. The Company increased its executive talent base to expand the Company's existing operations as well as to create new divisions discussed below. As a percentage of total revenues, salaries, wages and benefits increased to 7.4% from 4.5%.

      As a percentage of merchandising revenue, the cost of goods sold increased to 73.5% from 70.3% primarily as a result of the amount of merchandise write downs in 1997 due to overstocked merchandise on shows that ended their runs in the third quarter of 1997.

      General and administrative expenses increased by $3.1 million to $5.3 million from $2.2 million. As a percentage of total revenues, general and administrative expenses increased to 10.3% from 3.9%. The primary reasons for the increase include the expenses associated with the implementation of the Concerts, Sports, Talent Management and International divisions, a one time write-off of uncollectible receivables and a write-down of investments of $1.3 million as discussed above.

      Interest income decreased to $0.1 million due to a decrease in cash balances.

      Interest expense increased to $0.5 million due primarily to the commencement of a $5.0 million revolving credit line during the second quarter of 1997 which had an outstanding balance of $0.7 million at September 30, 1997.

      Income from investments in partnerships increased to $0.8 million from $28,000 largely as a result of revenue earned primarily from the commencement of the productions of "A Chorus Line" and "Singin' in the Rain" in which the Company owns 12.5% and 50% interests, respectively, and the 33.3% interest owned by the Company in a booking agency as discussed above.

      Minority interests increased to $0.2 million from a loss of $0.3 million due primarily to the closing of the productions of " Jesus Christ Superstar" and "Hello Dolly!, and the accrued net loss from the concerts division.

     The Company booked a provision for income taxes and pro forma adjustment for income taxes of $1.6 million in the nine months ended September 30, 1996, of which $391,000 was attributable to the Company converting from an S-Corporation to a C-Corporation status.

      As a result of the foregoing, income before provision for income taxes and proforma taxes decreased by $1.8 million to $1.2 million from $3.0 million and the Company posted net income of $0.7 million versus $1.4 million.

LIQUIDITY AND SOURCES OF CAPITAL

      At September 30, 1997, the Company had working capital of $3.4 million compared to $6.6 million at December 31, 1996 primarily due to the increase of accounts payable related to the Fleetwood Mac tour. Since inception, the Company has financed its operations primarily through borrowings and cash flow from operations. During the third quarter of 1996, the Company received net proceeds of $9.2 million from a private placement.

      The Company has a revolving line of credit (the "Credit line") which commenced on May 29, 1997 and provides for short-term borrowings of up to $5.0 million with interest at a variable daily rate based on libor. The Credit line matures in one year and is collateralized by substantially all of the Company's assets. At September 30, 1997, $660,000 was outstanding under the Credit line, with $750,000 reserved as collateral for a letter of credit. The Company's remaining indebtedness consists of $0.9 million, collateralized by buses used in the Company's business, and $5.2 million of convertible notes sold in a private placement.

      The Company's principal anticipated capital expenditures over the next several years will relate to acquisitions, if suitable opportunities arise, and additional theatrical productions.

      Net cash provided by operating activities was $0.6 million during the nine months ended September 30, 1997 and in the corresponding period of 1996. The net cash provided by operating activities in 1997 related to an increase in prepaid show expenses from the commencement of the concerts and international divisions offset by the decrease in advances and deposits and the increase in accounts payable and advanced ticket sales for shows that will commence the fourth quarter of 1997. The net cash provided by operating activities in 1996 related primarily to the decrease in accounts payable and net receipts collected.

      Net cash used by investing activities totaled $3.5 million during the nine months ended September 30, 1997 as compared to $0.8 million in the corresponding period of 1996. The cash used in investing activities for 1997 related primarily to the Company's investment in theatrical productions. The cash used in investing activities for 1996 related primarily to the purchase of property and equipment, investments in intangible assets and theatrical partnerships offset by payments to affiliates.

      Net cash used in financing activities totaled $0.6 million during the nine months ended September 30, 1997 as compared to net cash provided of $3.2 million in the corresponding period of 1996. The cash used in financing activities for 1997 related primarily to the repayment of bus loans, final S-Corp distribution payments made to former shareholders of Space Agency, Inc. and distributions made to minority partners of the shows "Deathtrap" and "Hello Dolly!" The cash provided in financing activities for 1996 related primarily to $9.2 million in proceeds received from the issuance of stock and debt during the third quarter of 1996 offset by distributions made to minority partners of "Jesus Christ Superstar"and the equity touring show of "Ain't Misbehavin", S-Corp distributions made to former shareholders of the Company's predecessors in interest, and the repayment of $2.4 million in debt.

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

                           MAGICWORKS ENTERTAINMENT INCORPORATED

Date: November 14, 1997    By /s/ BRAD KRASSNER
                           -----------------------------------------------------
                                    Brad Krassner, Co-Chairman of the Board of
                                    Directors and Chief Executive Officer

Date: November 14, 1997    By /s/ STEVEN CHABY
                           -----------------------------------------------------
                                    Steven Chaby, Chief Financial Officer
                                    and Treasurer