Form 10-K405
period 1997-12-31
MAGICWORKS ENTERTAINMENT INC
filed 1998-03-31
CIK 765803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------
                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997        COMMISSION FILE NO.  0-27088


                      MAGICWORKS ENTERTAINMENT INCORPORATED
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                   87-0425513
  (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NUMBER)


                              930 WASHINGTON AVENUE
                           MIAMI BEACH, FLORIDA 33139
                    (Address of principal executive offices)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 305-532-1566

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


     TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------                  -----------------------------------------
 Common Stock, $.001 par value                   American Stock Exchange



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

As of March 23, 1998, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $7,302,160, based on a closing price of $1 11/16 for the Common Stock, par value $.001 per share (the "Common Stock"), as reported by the American Stock Exchange on such date.

As of March 23, 1998, there were 24,420,221 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

ITEM 1.   BUSINESS

GENERAL

Magicworks Entertainment Incorporated (the "Company"), through its subsidiaries and related partnerships, acquires domestic and international stage and ancillary rights to theatrical productions, produces and promotes live entertainment, manages and books performances and shows, and provides ancillary services including transportation and merchandising of a broad range of products associated with its productions and performers. Prior to 1992, the Company focused primarily on, and generated the majority of its revenue from, the worldwide production of "The Magic of David Copperfield," as well as its management and booking agency and merchandising businesses, and was not involved in other large-scale productions. In 1992, the Company began to act regularly as producer and co-producer in cases in which the Company determined, based on the responses to its booking inquiries, that the demand for a production was strong. In some cases, the Company also obtained additional rights associated with the show, such as the ability to present the show in certain venues. In addition, the Company's strategy with respect to its theatrical production business was and continues to focus upon production of popular, proven hits rather than first run productions.

On July 29, 1996, certain affiliated predecessors of the Company consolidated their operations. On the same date and on September 27, 1996, the Company issued and sold 400.06 and 14.8 Units, respectively, in a private placement (see Note 4 to the consolidated financial statements). Upon completion of the private placement, the Company merged (the "Merger") with and into Shadow Wood Corporation ("Shadow Wood"), a publicly traded Delaware corporation. In accordance with the terms of the Merger, each share of the Company's common stock issued and outstanding was converted into one share of Shadow Wood's common stock. Shadow Wood was the surviving corporation and investors in the private placement became security holders of Shadow Wood. Shadow Wood changed its name to Magicworks Entertainment Incorporated.

NAME CHANGES

During the year ended December 31, 1997, the Company effectuated corporate name changes for the following subsidiaries:

      FORMER NAME                                 NEW NAME
      -----------                                 --------
      Magic Promotion, Inc.                       Magicworks Entertainment International, Inc.
      Magic Promotions, Inc.                      Magicworks Theatricals, Inc. ("MTI")
      Diamond Bullet Merchandising, Inc.          Magicworks Merchandising, Inc. ("MMI")
      MagicSpace, Inc. (1)                        Magicworks West, Inc. ("MWI")
      Magic Concert Promotions, Inc.              Magicworks Concerts, Inc. ("MCI")



(1) The Space Agency, Inc., which was acquired by the Company on December 31, 1996 was subsequently merged into MagicSpace, Inc.

GROWTH STRATEGY

Over the past several years, the Company has experienced significant growth as a result of the Company's successful focus on talent management and productions as well as its continued diversification. The Company's strategy has been to integrate the financing, production, booking and ancillary exploitation of live entertainment. The Company believes that its integrated approach enables it to exercise control over the significant aspects of its productions--talent management, theatrical production and promotion, marketing, transportation, and merchandising.

The Company believes that the touring live entertainment industry is a high-growth industry. The Company seeks to acquire touring rights for well-established, popular theatricals as well as concerts for well known musical performers. The Company's strategy is to use its management and booking division to determine the demand for live entertainment productions prior to financing such productions. The Company plans to exploit its experience and contacts with performers, venues, presenters and sponsors by expanding its operations, as opportunities arise, in the areas of sports management, speakers bureaus, fashion model management, corporate sponsorship, music, movies and television. The Company believes that its relationships in the entertainment industry will facilitate its expansion into other areas, particularly with respect to production and presentation opportunities and corporate sponsorships.

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

A producer typically finances a theatrical production at least in part with project financing from third parties. A partnership or joint venture often is created for that purpose, with the partners or joint ventures investing funds to defray the production costs in order to earn a negotiated portion of any production profits. Partnerships and joint ventures are common in the theater and motion picture industries and enable producers to limit risk and conserve working capital for other productions. Investors in partnerships frequently bear substantially all of the financial risk associated with a production and typically receive approximately 50% of the profits, if any, after their initial investment is recouped.

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

Royalties payable to the Authors, to creative production personnel and to producers are generally calculated as a percentage (typically 8% to 16% in total) of box office receipts (gross ticket sales revenues, net only of taxes, credit card charges and other agreed deductions). Alternatively, Authors and creative talent can be renumerated on a profit pool basis whereby they receive an agreed percentage of weekly operating profits (box office receipts net of operating costs).

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

THE COMPANY'S THEATRICAL AND CONCERT PRODUCTIONS

GENERAL

After the Company or one of its co-producers acquires the right to produce a show, typically by paying a fee to the owner of the rights to the show, the Company secures written offers from local presenters who guarantee the Company minimum levels of weekly revenues. When the Company has secured enough guaranteed contracts, it then finances the show. As is typical in the industry, the Company finances its shows on an individual basis by selling partnership interests to strategic investors who assume a portion of the financial risk associated with the show. The Company acts as general partner and attempts to solicit, as partners, entities that will have a stake in the success of the show, such as presenters and theater owners, as well as other investors. The Company consolidates the activity of the theatrical, concert and other entertainment events when the Company holds a greater than 50% interest. Partnerships for which the Company owns between 21% and 50% are accounted for using the equity method. For all investments in partnerships for which the Company holds an interest less than 21%, the Company uses the cost method of accounting. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Since 1993, the Company has acted as producer or co-producer for the following productions:

--------------------- --------------------- -------------------- --------------------- --------------------
        1993                  1994                 1995                  1996                 1997
--------------------- --------------------- -------------------- --------------------- --------------------
Phantom of the Opera  Jesus Christ          Jesus Christ         A Chorus Line         Skoal "Roar" Tour
                      Superstar             Superstar

David Copperfield     Man of La Mancha      Hello, Dolly!        Ain't Misbehavin'     Jekyll & Hyde

Jesus Christ          Hello, Dolly!         David Copperfield    Deathtrap             The Sound of Music
Superstar

Man of La Mancha      David Copperfield     Nutcracker on Ice    Styx/Skynrd           International
                                                                                       Warner Brother
                                                                                       Family Ice Show

                      Nutcracker on Ice     She Loves Me         Jesus Christ          Singin' in the Rain
                                                                 Superstar

                                            Ain't Misbehavin'    Hello, Dolly!         A Chorus Line -
                                                                                       Non Equity

                                                                 David Copperfield     Summer Daze Tour
                                                                                       `97

                                                                 Nutcracker on Ice     Ringo Starr & His
                                                                                       All Star Band

                                                                 She Loves Me          Styx' Grand
                                                                                       Illusion Tour

                                                                                       Lynyrd Skynyrd Tour

                                                                                       David Copperfield

                                                                                       Hello, Dolly!

                                                                                       Ain't Misbehavin'

                                                                                       Deathtrap

                                                                                       Jesus Christ
                                                                                       Superstar

                                                                                       Big

                                                                                       Cirque Ingenioux

                                                                                       A Chorus Line -
                                                                                       Equity

--------------------- --------------------- -------------------- --------------------- --------------------
Total for 1993: 4     Total for 1994: 5     Total for 1995: 6    Total for 1996: 9     Total for 1997: 18
--------------------- --------------------- -------------------- --------------------- --------------------


MAJOR PRODUCTIONS

The following is a summary discussion of the major productions that the Company produced or co-produced during 1995, 1996 and 1997, the major productions that the Company is currently producing or co-producing and the shows that the Company is contractually bound to produce in the future:

"JESUS CHRIST SUPERSTAR"

The Company's co-production of "Jesus Christ Superstar," by Andrew Lloyd Webber and Tim Rice, opened in December 1992. The production starred Ted Neeley and Carl Anderson, the original stars from the motion picture, and in January 1997 concluded a record four years of touring.

"DAVID COPPERFIELD"

The magic of David Copperfield has been co-produced by the Company on a continuous basis since 1982, and is presently booked through 1999. During 1997 the Company produced the tour of David Copperfield's show "Dreams and Nightmares" in South America, Scandinavia, Russia and the United States.

"AIN'T MISBEHAVIN"

The Company co-owns the North American touring rights for "Ain't Misbehavin'" formerly starring the Pointer Sisters and currently starring Martha Reeves and the Vandellas. The show opened in September 1995 and ran through June 1996. The Company then restaged the show to tour in smaller markets. The restaged show commenced touring in October 1996, and ran through April 1997.

"A CHORUS LINE"

The Company's equity co-production of "A Chorus Line" commenced in September 1996 and ran through June 1997. The Company then commenced a non-equity tour of "A Chorus Line" in August 1997, which is expected to run through April 1998.

"CIRQUE INGENIOUX"

The Company is co-producing the nation-wide tour of "Cirque Ingenioux," which commenced in August 1997 and will continue through 1999. The show is an exciting European style stage show that combines amazing performance artistry, acrobatic audacity, and limitless imagination. The show features the music of Japanese composer Kitaro.

"DEATHTRAP"

The Company co-produced the revival of "Deathtrap," Ira Levin's comedy thriller and one of the longest running non-musical plays in Broadway history. The Company's revival, which starred Elliott Gould and Mariette Hartley, is the first major touring revival of this show. The show's tour commenced in September 1996 and ran through April 1997.

"SINGIN' IN THE RAIN"

In January 1997 the Company commenced co-production of a non-equity touring production of "Singin' in the Rain," which is based on the movie of the same name. This stage production features the original Comden and Green book and includes all of the song-and-dance numbers associated with the cinematic production. The show's tour ran through June of 1997.

"BIG"

The Company is co-producing the equity tour of "Big" based on the 1988 hit movie. The show commenced in September of 1997 and is expected to run through June of 1998.

"INTERNATIONAL WARNER BROTHERS FAMILY ICE SHOW"

This production featured professional ice skaters playing the roles of Batman and Robin as well as the Looney Tunes characters. The show toured in Southeast Asia during the summer of 1997. A typhoon hit the Hong Kong area causing certain scheduled performances to be cancelled.

"SOUND OF MUSIC"

The Company's production played in Hong Kong, Singapore and Bangkok during May, June and July of 1997. The show featured Marie Osmond.

"JEKYLL AND HYDE"

The Company is the co-producer of this musical production that opened in New York in March 1997. The show had a successful nationwide tour in 1996 that led to its Broadway premiere. This show stars Linda Edder. As of March 1998, the show continues to run on Broadway.

"NUTCRACKER ON ICE"

The Company's co-production of "Nutcracker on Ice" commenced in the Fall of 1994 and ran through the Fall of 1996. Olympic ice skaters who were featured at different times during the run of the show were Rudy Galindo, Karyn Kadavy, Debi Thomas, Calla Urbansky, Oksana Baiul, Brian Boitano, Viktor Petrenko and Rocky Marvel.

"HELLO, DOLLY!"

The Company launched a tour of "Hello, Dolly!" starring Carol Channing in July 1994. The show toured the United States through February 1997.

"SHE LOVES ME"

The Company produced a non-equity tour of "She Loves Me" which commenced in October of 1995 and played through April 1996. The Company's production was the first touring production of this show following its Broadway equity revival.

SUMMER MUSIC TOURS

During 1997 the Company produced the Skoal "Roar" Tour, the Summer Daze Tour '97, Ringo Starr and his All Star Band, the Grand Illusion Tour starring Styx and Pat Benetar and the touring show of Lynyrd Skynyrd and Bad Company.

The Company co-produced two major summer tours in 1996: a 65-city summer tour of the musical group Styx that featured all of the band's original members (headed by singer/songwriter Dennis DeYoung), together with Kansas, as well as a coast-to-coast amphitheater tour that featured Lynyrd Skynyrd together with the Doobie Brothers.

THE THEATRICAL AND CONCERT PROMOTION BUSINESS

The promotion of theater and concert events involves the presentation of such events at particular venues in which they are to play. The promoter is responsible for ticket sales, advertising and marketing of the event. Generally, the promoter guaranties the producer of the event a certain amount of revenue. The promoter retains a predetermined percentage of revenue over this amount generated by the promoter, less the expenses incurred in connection with promotion of the event.

THE COMPANY'S THEATRICAL AND CONCERT PROMOTIONS

During 1996 and 1997 the Company promoted or became contractually obligated to promote, the following shows:

"FLEETWOOD MAC"

The Company presented 44 shows throughout the United States in 1997.

"LORD OF THE DANCE"

The Company promoted the show in five markets in 1997 and plans to present the show for approximately ten dates in various cities in the United States in 1998.

"PHANTOM OF THE OPERA"

The Company presented sixteen weeks of this popular musical in Salt Lake City during 1996.

"LES MISERABLES"

The Company presented nine weeks and eight weeks of the show in 1996 and 1997, respectively, at a variety of North American cities. Commencing in the fall of 1997, the Company is presenting the show for approximately fourteen non-consecutive weeks at numerous locations in North America.

"JESUS CHRIST SUPERSTAR"

The Company presented "Jesus Christ Superstar", by Andrew Lloyd Webber and Tim Rice, for approximately 130 and 20 dates during 1996 and 1997, respectively, in Canada, the continental United States and Alaska.

"BB KING"

The Company co-promoted the show in numerous cities in North America in 1996 and 1997, and is scheduled to continue extensive co-promotions of the show in 1998.

"RIVERDANCE"

The Company co-promoted an extended run of approximately 20 shows in 1996 in the Rosemont theater in Chicago, Illinois. The Company has contracted to promote and co-promote approximately 16 weeks of shows throughout the continental United States during 1998.

"STYX/KANSAS"

The Company presented 55 dates in 1996.

"DAVID COPPERFIELD"

The Company presented Mr. Copperfield's "Dreams and Nightmares" tour during 1997 at various venues around the world including South America, Scandinavia, Russia and North America. The Company has also contracted with Mr. Copperfield to present his show in major North American cities as well as Southeast Asia and Europe through 1999. The Company co-presented selected dates of "The Copperfield Tour" United States, a first time four week run in Australia, a four week run in Southeast Asia including the cities Jakarta, Singapore, and Hong Kong, and a successful first time run on Broadway during 1996.

"BARRY MANILOW"

The Company presented Mr. Manilow's entire US tour which played 62 shows throughout the United States during 1997.

"GREASE"

The Company promoted the show in numerous cities in North America in 1996 and 1997, and plans to continue extensive promotion and touring of the show in 1998.

"BEE GEES"

In 1997 the Company presented the live pay-per view show at the MGM Grand in Las Vegas, Nevada.

"MANHEIM STEAMROLLER"

The Company presented two shows in Cleveland and co-presented two shows in Chicago in December 1997.

MANAGEMENT AND BOOKING

The Company provides management and booking services for a variety of live entertainment events. The Company is retained by producers to market events to presenters throughout the world. The Company is paid a fixed fee or a percentage of the proceeds, without investing any of its own capital.

SPORTS MANAGEMENT

Magicworks Sports Management ("MSM"), a wholly owned subsidiary of the Company, commenced operations in May of 1997. The division seeks to specialize in providing marketing services to professional athletes and corporations worldwide. MSM also seeks to provide turn-key event development, design and execution services as well as event production services. In addition to its goal of becoming a leading provider of sports management services to professional athletes worldwide, MSM also aims to be a leading provider of corporate consulting and event related services, focusing on creatively achieving the goal of its clients.

TRANSPORTATION

The Company owns eight custom-built sleeper tour buses that it leases to touring productions under long and short-term contracts for use in transporting entertainers and crews during a show's tour. The Company has serviced all of the tours of its own productions of "The Magic of David Copperfield," "Jesus Christ Superstar," "A Chorus Line," as well as others, with a variety of rentals.

MERCHANDISING AND CONCESSIONS

The Company offers merchandise in connection with most of the productions with which it is involved as a producer and/or a promoter, and also in connection with certain other productions on a contract basis. The Company merchandises cast recordings, videos, T-shirts and other memorabilia related to a given show or client. The Company also sells food and beverages at its venues. The Company's merchandising and concession clients in 1997 included tours of U2, Summer Daze '97, "Bring in `da Noise, Bring in `da Funk," "Stomp," "A Chorus Line," "Tap Dogs," "David Copperfield's Dreams and Nightmares," "Jekyll & Hyde," "West Side Story," and "Annie." In addition, the Company acquired the merchandising rights and will also provide vending services for the current and upcoming tours of "Rugrats," "Scotland the Brave," and "The Sound of Music" on Broadway.

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

In 1997, the advertising division oversaw the marketing of such diverse events as "Fleetwood Mac," "David Copperfield's Dreams and Nightmares," "Riverdance," "The Akron Rib and Music Festival," "The Bee Gees," "Barry Manilow," "Jesus Christ Superstar," "A Chorus Line," and "Lord of the Dance."

COMPETITION

The Company competes with a wide range of entertainment alternatives, including movies, theatrical presentations, sporting events, concerts and others. Within its own industry segment, the Company competes with other producers and booking agencies for attractive theatrical properties and artistic talent.

The Company's merchandising division services the merchandising needs of the in-house productions, venues and clients represented by the Company, but competes for contracts for other productions with a number of other companies.

ITEM 2. PROPERTIES

The Company's principal executive offices are located in approximately 2,700 square feet of leased office space in Miami Beach, Florida. The Company leases such space from a corporation owned by Messrs. Krassner and Marsh, the Company's Co-Chairman of the Board and Chief Executive Officer and Co-Chairman of the Board, respectively, pursuant to a lease that expires in 2001 and which provides for an annual rent of approximately $42,000. The Company also rents, on a month by month basis, approximately 3,500 square feet of office space in Aurora, Ohio from Lee Marshall, the Company's President and Chief Operating Officer, for an annual rent of approximately $38,000. The Company also leases office space in Salt Lake City, Utah from John W. Ballard, a director of the Company and the President of MWI, pursuant to a lease expiring in December 2000 which provides for an annual rent of approximately $36,000. See Item 13. "Certain Relationships and Related Transactions."

Effective February 1998, the Company leased additional office space consisting of 3,500 square feet in Miami Beach, Florida, from an unrelated party, pursuant to a lease that expires in January 2000 and which provides for annual rent of approximately $64,000.

ITEM 3. LEGAL PROCEEDINGS

An arbitration proceeding (the "Statement of Claim") had been instituted by MMI, against Robert L. Ferman ("Ferman"), a former financial advisor to certain of the Company's predecessors. MMI's claim had been for rescission, fraud and breach of fiduciary duty in connection with a consulting agreement under which MMI agreed to pay Ferman a monthly retainer fee of $2,500 and an equity position in MMI in the event that Ferman was successful in locating an acceptable underwriter for a proposed initial public offering of the securities of the Company or its affiliates. In March 1997, the Company and Ferman settled the proceeding. Pursuant to the settlement agreement, the Company agreed to sell to Ferman 500,000 shares of Common Stock (the "Settlement Shares") valued at the market price as of the date of the Settlement Agreement in exchange for a non-recourse promissory note (the "Note") in payment for the Settlement Shares. The Settlement Shares will be held in escrow as security for the Note by the Company pending payment of the Note. The parties have not yet signed the settlement agreement and are in the process of revising the definitive agreement for execution and expect the matter to be resolved in the near future.

In October 1994, a former independent contractor filed a complaint against the limited partnership that produced "Jesus Christ Superstar" in the Common Pleas Court of Philadelphia County seeking consequential damages of $5,000,000 arising from the termination of an employment contract by such limited partnership. A trial date has been set for June 1, 1998. Management believes, based on the advice of counsel, that the lawsuit is without merit, and that the outcome of this suit will not have a material adverse effect on its financial condition or results of operations.

Performing Arts Management of North Miami, Inc. ("PAM"), a wholly-owned subsidiary of the Company, commenced an action against the City of North Miami (the "City") for failure to perform under the operating management agreement between PAM and the City relating to PAM's management of the North Miami Performing Arts Center. The City filed a counterclaim alleging that the Company had breached the management contract. The dispute stems from the City's inability to deliver a permit to the Company to build the performing arts center as required under the operating agreement and the City's assertion that PAM breached the agreement by failing to make certain payments alleged to be required thereunder. The trial has been set to take place sometime within the two-week period beginning March 23, 1998. The Company intends to pursue its suit vigorously and to defend itself against the City's counterclaim. The Company has incurred expenditures related to its PAM contract totaling $673,522 at December 31, 1997, which have been capitalized and are included in deferred costs and intangible assets in the accompanying consolidated balance sheets. Management believes, based on the advice of counsel, that the City's counterclaim is without merit, and that the outcome of this suit will not have a material adverse effect on its financial condition or results of operations.

In July 1997, Spinnaker III filed suit against MCI, U.S. Tobacco and Club LaVela, alleging (among other things not related to the Company) that the Company breached its contract with Spinnaker to host the ROAR Tour performance. The case is in the discovery phase with no trial date yet set. Management believes, based on the advice of counsel, that Spinnaker's claims are without merit, and that the outcome of this suit will not have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITIES AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is listed on the American Stock Exchange under the symbol "MJK". The number of holders of record of the Common Stock of the Company as of March 23, 1998 was approximately 400.

  FISCAL          FIRST QUARTER           SECOND QUARTER          THIRD QUARTER         FOURTH QUARTER
   YEAR          HI         LOW          HI         LOW          HI         LOW          HI        LOW
------------ ----------- ----------- ----------- ----------- ----------- ----------- ----------- ---------
   1996         N/A         N/A         N/A         N/A       $ 4 1/4     $ 3 1/2       $ 4        $ 3
   1997       $ 4 3/8     $ 2 3/4       $ 4       $ 2 1/4    $ 2 13/16    $ 1 3/4     $ 2 1/2    $ 1 3/16


N/A - THE COMPANY'S STOCK WAS NOT PUBLICLY TRADED FOR THESE QUARTERS.

The closing price of the Company's Common Stock, as reported on American Stock Exchange on March 23, 1998 was $1 11/16.

The Company has not paid any cash dividends on its Common Stock and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following consolidated selected financial data of the Company for the five years ended December 31, 1997, should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto. See Item 8. "Consolidated Financial Statements and Supplementary Data."

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                              Year Ended December 31,
                                         ----------------------------------------------------------------------------------------
                                              1997              1996               1995              1994                 1993
                                         ------------       ------------       ------------       ------------       ------------
STATEMENT OF INCOME DATA

Total revenues                           $ 63,915,849       $ 71,667,037       $ 54,128,658       $ 40,946,383       $ 41,619,759
                                         ============       ============       ============       ============       ============

Income from operations                   $  2,806,933       $  3,356,282       $  5,007,311       $  3,944,685       $  5,150,654
                                         ============       ============       ============       ============       ============

Net income and net income
  before pro forma income
  taxes for periods prior to
  July 29, 1996                          $  1,116,999       $  2,565,763       $  3,738,899       $  2,529,011       $  3,277,695
                                         ============

Pro forma income taxes (1)                                    (1,161,758)        (1,458,170)          (986,314)        (1,278,301)
                                                            ------------       ------------       ------------       ------------

Pro forma net income (1)                                    $  1,404,005       $  2,280,729       $  1,542,697       $  1,999,394
                                                            ============       ============       ============       ============

Net income and pro forma net
  income per share, basic and diluted    $       0.05       $       0.06       $       0.10       $       0.07       $       0.09
                                         ============       ============       ============       ============       ============

Weighted average common
  shares outstanding                       24,398,546         22,907,463         21,831,180         21,831,180         21,831,180
                                         ============       ============       ============       ============       ============


                                                                              As of December 31,
                                         ----------------------------------------------------------------------------------------
                                              1997              1996               1995              1994                 1993
                                         ------------       ------------       ------------       ------------       ------------
BALANCE SHEET DATA

Working capital                          $  3,700,650       $  6,633,127       $  1,379,721       $  2,309,935       $    792,113
                                         ============       ============       ============       ============       ============

Total assets                             $ 17,590,842       $ 14,927,448       $ 11,717,054       $  8,396,494       $  4,152,388
                                         ============       ============       ============       ============       ============

Long-term debt                           $  6,047,163       $  6,177,492       $    392,699       $     94,484       $    208,160
                                         ============       ============       ============       ============       ============
Total stockholders' equity               $  5,476,591       $  4,607,105       $  2,229,232       $  2,499,124       $  1,641,991
                                         ============       ============       ============       ============       ============



(1) Reflects the effect of a pro forma provision for income taxes on historical statement of income data at 39% which would have been recorded had the Company been a taxable entity for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS.

RESULTS OF OPERATIONS

OVERVIEW

The Company's revenues are derived principally from its production and promotion activities. In 1997, 1996 and 1995, production revenues accounted for approximately 28.7% and 42.2%, and 58.4%, respectively, of the Company's total revenues. Promotion revenues accounted for approximately 55.5%, 50.7% and 32.2% of the Company's total revenues in 1997, 1996, and 1995, respectively.

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

Production revenue results from the sale to local promoters of shows produced by the Company in exchange for a guaranteed weekly fee, plus a percentage of box office receipts and other revenue. In cases where the Company participates in the promotion of a show it is producing, it becomes involved in the local presentation, enhancing its opportunity for profits and exposing itself to greater risk. In addition, the Company has historically derived a significant percentage of its revenues and profits from one production, "The Magic of David Copperfield." This situation results in part from the successful expansion of the "David Copperfield" production outside of North America, where the Company participates as a producer and a managing or non-managing promoter. With respect to its share of production and promotion receipts, when the Company holds an interest in a show of less than 51%, the Company records its share of the net profits, but does not record the corresponding revenues or expenses.

The majority of the Company's operating expenses consist of the operating costs of its concert and theatrical productions and the amortization of preproduction costs. Preproduction costs include pre-opening advertising, publicity and promotions, set construction, props, costumes, and salaries and fees paid to the cast, crew and musicians and creative participants during rehearsals. Preproduction costs incurred prior to the opening performance are capitalized, net of amounts received from investors. These costs are then amortized over the guaranteed terms of the respective shows, which range from 12 to 24 months. Operating costs are expensed as incurred. As discussed above, with respect to revenues from promotions, when the Company participates in the promotion of a profitable production and holds an interest in a show of less than 51%, the Company's revenues are enhanced without any charge to expenses. When the Company holds an interest in a show of more than 50%, it records both the associated revenues and expenses.

FISCAL 1997 COMPARED TO FISCAL 1996

Revenues decreased by $7.8 million, or 10.8%, to $63.9 million in 1997 from $71.7 million in 1996, primarily due to a significant decrease in production revenues in 1997, with this reduction in revenues being partially offset by increasing merchandising and other revenues. See details of these variances in revenues discussed below.

Production revenue decreased by $11.9 million, or 39.3%, to $18.4 million in 1997 from $30.3 million in 1996. The decrease resulted primarily from decreases in revenues from "Jesus Christ Superstar," "Hello, Dolly!" and "Ain't Misbehavin." The decrease in revenues from these shows was partially offset by increasing revenues attributable to the productions of the tour of "David Copperfield's Dreams and Nightmares," Ringo Star and His All Star Band and the Skoal "Roar" Tour. Revenue from "Jesus Christ Superstar" decreased by $6.2 million as the production concluded four years of touring in January of 1997. Revenue from "Ain't Misbehavin," which ran through April of 1997, decreased by $7.2 million as the show toured for nine months in 1996 versus four months in 1997. Additionally, revenues decreased by $3.8 million in 1997 due to "Hello, Dolly!," which ran for five months in 1996, ending its tour in January of 1997. Decreased revenues from theatrical productions were partially offset by the concert production revenue from Ringo Starr and His All Star Band and the Skoal "Roar" Tour of $1.4 and $1.5 million, respectively. The decrease in revenues was further offset by the Company's productions of various international performances of "David Copperfield's Dreams and Nightmares" Tour, from which production revenues increased by $3.9 million in 1997.

Promotion revenue remained relatively constant decreasing by $0.8 million, or 2.3%, to $35.5 million in 1997 from $36.3 million in 1996. Among the major shows contributing to 1997 promotion revenues were "Barry Manilow" with $7.3 million, and "Fleetwood Mac," "West Side Story," "Bee Gees," "David Copperfield's Dreams and Nightmares" and "Les Miserable," all individually contributing between $1.2 and $2.3 million to consolidated promotion revenues.

Merchandising revenues increased $2.2 million, or 83.1%, to $4.9 million in 1997 from $2.7 million in 1996. In 1997, the Company provided merchandising for twenty-two shows as opposed to fourteen in 1996. Major shows and tours contributing to merchandising revenue in 1997 were "Annie" with $1.3 million, "Stomp" with $0.9 million, "Jekyll & Hyde" with $0.4 million, "Tap Dogs" with $0.4 million, and the U2 Tour with $0.5 Million.

Other revenues increased $2.8 million, or 114.0%, to $5.2 million in 1997 from $2.4 million in 1996. In 1997, the Company had increased revenues from sponsor and management fees, the most prominent of which was $1.9 million in sponsor fees related to the Skoal "Roar" Tour. The transportation division reported increases over 1996 revenues in the amount of $0.5 million. In addition, income from investments in partnerships increased by $1.0 million in 1997 from 1996 attributable to the commencement of the "Singing in the Rain" and "West Side Story" Tours in 1997, as well as to income from "The Booking Group," formerly a consolidated subsidiary of the Company. Increases in other revenues were offset by a decrease in booking revenues of $1.3 million. Effective October 1996 the Company's booking group and two unrelated entities entered into a limited liability company agreement (the "LLC Agreement") to form The Booking Group, LLC, a New York limited liability company (the "Booking Group"). Pursuant to the LLC Agreement, the Company owns a 33 1/3% interest in the Booking Group and therefore no longer records the revenues and related expenses associated with these activities as it had during 1996. The Company now accounts for its portion of the income or loss from such operations as income or loss from investments in partnerships.

As a percentage of revenues, operating expenses increased to 95.6% in 1997 from 95.3% in 1996 as a result of various factors the most prominent of which is the Company's increased overhead due to expansion into new markets. See specific discussion of changes in expenses by classification below.

Production expenses decreased by $11.8 million, or 42.1%, to $16.2 million in 1997 from $28.0 million in 1996 as a result of the items discussed in production revenue above. As a percentage of production revenues, production expenses decreased to 88.3% in 1997 as compared to 92.6% in 1996. The increase in gross profit is primarily due to the successful David Copperfield tours in South America, Mexico and Russia, and was partially offset by the Company's unsuccessful production of the "The Sound of Music" and "The International Warner Brothers Family Ice Show" in Southeast Asia and the Skoal "Roar" music tour.

Promotion expenses remained relatively constant at $30.9 million in 1997 and $30.8 million in 1996. As a percentage of promotion revenues, promotion expenses increased to 87.0% in 1997 from 84.7% in 1996, primarily from the increased costs associated with concert promotion in 1997 as compared to 1996.

Salaries, wages and benefits increased by $1.1 million, or 31.0%, to $4.8 million in 1997 from $3.7 million in 1996. The increase resulted from the commencement of the Company's sports division which added $0.1 million and a full year of activity of the Company's concerts division which added $1.2 million, the addition of two marketing staff members to the theatrical division, the Company's retention of a corporate attorney and a full year of corporate office payroll offset by the deconsolidation of $0.8 million from the booking operations and the cessation of MovieTime operations in April of 1997. As a percentage of revenues, salaries, wages and benefits increased to 7.6% in 1997 as compared to 5.2% in 1996.

As a percentage of merchandising revenue, merchandising expense remained relatively constant at 73.1% in 1997 and 72.0% in 1996.

General and administrative expenses increased by $1.7 million, or 43.5%, to $5.6 million in 1997 from $3.9 million in 1996. The increase was due to the write-down and allowance of $1.2 million of receivables and investments in 1997 versus $0.3 million in 1996, a full year of corporate overhead versus only five months in 1996, eight months of the concerts division's overhead in the amount of $1.4 million in 1997 versus only four months of overhead in the amount of $0.5 million in 1996, offset by the shut down of MovieTime in April 1997 and the deconsolidation of the Company's booking operations in September 1996.

Interest income decreased by $0.1 million in 1997 from $0.3 million in 1996 to $0.2 million in 1997 due to the decrease in cash balances held during 1997.

The Company had interest expense of $0.7 million in 1997 compared to $0.5 million in 1996. The increase was attributable to a full year of interest relating to the payment of interest on the Company's unsecured senior convertible notes sold in the Company's private placement in July 1996.

Income before provision for income taxes decreased by $1.3 million to $1.9 million in 1997 from $3.2 million in 1996 as a result of the foregoing.

FISCAL 1996 COMPARED TO FISCAL 1995

Revenues increased by $17.5 million, or 32.4%, to $71.7 million in 1996 from $54.1 million in 1995, primarily because the Company produced or promoted more shows in 1996 including the Company's promotion of "Phantom of the Opera" in 1996 and the Southeast Asia tour of "David Copperfield."

Production revenue decreased by $1.4 million, or 4.4%, to $30.3 million in 1996 from $31.6 million in 1995. The decrease resulted primarily from the decreased revenues from "Hello, Dolly!" (which ended its tour in January of 1996 and recommenced touring in September of 1996) and "Jesus Christ Superstar" which went on hiatus during the summer of 1996. Revenue from "Hello, Dolly!" decreased by $10.5 million, to $5.9 million in 1996 from $16.4 million in 1995. This decrease was offset by the commencement of the concert division productions of the "Styx/Kansas" and "The Lynyrd Skynyrd/Doobie Brothers" tours and productions of "Cufolk Dance Troup" and "The Night in New Orleans Tour."

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

Other revenues decreased by $0.2 million, or 7.5%, to $2.4 million in 1996 from $2.6 million in 1995, primarily as a result of a decrease in income generated from investments in partnerships not consolidated by the Company. Income from such partnerships decreased by $0.3 million to $0.1 million in 1996 from

$0.4 million in 1995. The decrease is attributable to the closing of the "Nutcracker" and "Tommy" in 1996 partially offset by the commencement of "Chorus Line."

As a percentage of revenues, operating expenses increased to 95.3% in 1996 from 90.8% in 1995 as a result of the Company increasing its overhead due to costs associated with being public as well as incurring a full year of start up expenses for MovieTime in addition to the costs described below.

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

Promotion expenses increased by $17.3 million, or 127.8%, to $30.8 million in 1996 from $13.5 million in 1995, primarily from the proportional increase from the successful promotion of "The Phantom of the Opera" and "David Copperfield". As a percentage of promotion revenues, promotion expenses increased to 84.7% in 1996 from 77.6% in 1995, primarily from the increased costs associated with promoting concerts dates that commenced in 1996.

Salaries, wages and benefits increased by $1.1 million, or 39.6%, to $3.7 million in 1996 from $2.6 million in 1995. The increase resulted from non-recurring pension expense of $0.1 million in connection with the termination of the Company's status as an S-Corporation, the hiring of five additional employees in the transportation division, two additional marketing employees, and six additional administrative employees in anticipation of future growth. As a percentage of revenues, salaries, wages and benefits increased to 5.2% in 1996 as compared to 4.9% in 1995.

As a percentage of merchandising revenue, merchandising expense increased to 72.0% in 1996 from 59.1% in 1995, primarily due to a $0.1 million write down of merchandise that occurred in the fourth quarter of 1996.

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

Income before provision for income taxes decreased by $0.5 million to $3.2 million in 1996 from $3.7 million in 1995 as a result of the foregoing. Pro forma net income decreased by $0.9 million to $1.4 million in 1996 from $2.3 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had working capital of $3.7 million compared to $6.6 million at December 31, 1996. The decrease in working capital at December 31, 1997 as compared to December 31, 1996, is comprised of a decrease in current assets of $0.7 million and an increase in current liabilities of $2.2 million. The decrease in current assets is primarily attributable to the decrease in cash as discussed below. The increase in current liabilities is primarily due to an increase in advance ticket sales and amounts due to affiliates.

During 1997, the Company made S-Corporation distributions aggregating $175,115, as compared to $4,211,972 and $4,171,129 in 1996 and 1995, respectively, to the stockholders of certain predecessor corporations of the Company. No further S-Corporation distributions will be made unless the Company acquires additional S-Corporations in transactions to be accounted for using the pooling of interests method.

The Company has a committed line of credit agreement expiring in May 1998 with a bank that provides for short-term borrowings of up to $5.0 million by the Company. Borrowings under this agreement bear interest at the London Interbank Offered Rate (LIBOR) plus 250 basis points. This agreement is collateralized by substantially all the Company's assets. At December 31, 1997, the full amount of the line of credit was available for borrowing.

The Company's indebtedness consists of $1.2 million, collateralized by buses used in the Company's business, and $5.2 million of Notes sold in the Private Placement.

The Company's principal anticipated capital expenditures over the next several years are expected to relate primarily to acquisitions, if suitable opportunities arise, and the production of additional theatrical productions.

Net cash provided by operating activities increased in 1997 to $2.2 million as compared to $1.8 million in 1996. The increase in net cash provided by operating activities in 1997 related primarily to an increase in advance ticket sales, partially offset by an increase in gross accounts receivable and prepaid show expenses and decreases in accounts payable and accrued liabilities.

Net cash used by investing activities totaled $2.3 million in 1997, as compared to $2.0 million in 1996. The increase in cash used in investing activities for 1997 related primarily increasing investments in partnerships, various capital expenditures, and the purchase of a trademark. The increase in cash used in investing activities was partially offset by proceeds received from the sale of assets and an increase in advances to affiliates.

Net cash used in financing activities totaled $0.8 million in 1997 as compared to net cash provided by financing activities of $1.5 million in 1996. During 1996, the Company received net proceeds from the Private Placement of approximately $9.1 million after deduction of all fees and expenses associated therewith, offset by the repayment of certain indebtedness under the Line of Credit. Net cash used in financing activities in 1997 was primarily the result of distributions to minority interests in excess of contributions received from minority interests, as well as final S-Corporation distributions.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 simplifies the current standards for computing earnings per share ("EPS") under Accounting Principles Board Opinion ("APB") 15, "Earnings per Share," by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. The impact of adopting SFAS 128 in 1997 was immaterial.

Basic net income and pro forma net income per common share is computed by dividing net income or pro forma net income by the weighted average number of common shares outstanding. Diluted net income and pro forma net income per common share assumes the maximum dilutive effect from stock options and warrants, and conversion of the Company's convertible notes. For all periods presented, basic and diluted net income per share are the same.

In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure" which is effective for fiscal years ending after December 15, 1997. SFAS No. 129 requires disclosing information about an entity's capital structure. The impact of adopting SFAS No. 129 in fiscal 1997 was immaterial.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is required to be adopted in fiscal 1998. This statement establishes standards to reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company currently does not have other comprehensive income and therefore does not believe the adoption of SFAS No. 130 will have a significant impact on its financial statement presentation.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted in fiscal 1998. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company currently has one reporting segment and therefore does not believe the adoption of SFAS No. 131 will have a significant impact on its financial statement presentation.

CONTINGENCIES

The Company has assessed the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the year 2000 will not cause the Company's systems to process critical financial and operational information incorrectly as the Company's accounting systems are Year 2000 compliant.

During the current year, the Company purchased and installed a Year 2000 Compliant accounting software application. No further expenses are anticipated in connection with the impact of the Year 2000 Issue.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events, future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements.

ITEM 8. CONSOLDIATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES



         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                     PAGE
         ------------------------------------------                     ----

Reports of Independent Certified Public Accountants                      F-2
Consolidated Balance Sheets                                              F-6
Consolidated Statements of Income                                        F-7
Consolidated Statements of Stockholders' Equity                          F-8
Consolidated Statements of Cash Flows                                    F-9
Notes to Consolidated Financial Statements                              F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of Magicworks Entertainment Incorporated:

We have audited the accompanying balance sheets of Magicworks Entertainment Incorporated (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magicworks Entertainment Incorporated and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

We have also audited, as to combination only, the accompanying consolidated financial statements of Magicworks Entertainment Incorporated and subsidiaries for the year ended December 31, 1995. As described in Note 1, these statements have been combined from the consolidated statements of Magicworks Entertainment Incorporated and subsidiaries and Space Agency, Inc. The reports of other auditors who have audited these statements appear elsewhere in this Form 10-K. In our opinion, the accompanying consolidated financial statements for the year ended December 31, 1995 have been properly combined on the basis described in
Note 1.

ARTHUR ANDERSEN LLP

Miami, Florida,
  February 23, 1998.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Principals of
Magicworks Entertainment

We have audited the accompanying combined statements of income, changes in capital and cash flows of the entities listed in Note 1 (Magicworks Entertainment) for the year ended December 31, 1995. These financial statements are the responsibility of the entities' management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of Magicworks Entertainment for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                               Ernst & Young LLP

April 11, 1996
Miami, Florida

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
Movietime Entertainment, Inc.
(A Development Stage Company)

We have audited the accompanying statements of operations, stockholders' deficit and cash flows of Movietime Entertainment, Inc. (A Development Stage Company) for the period from May 24, 1995 (inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Movietime Entertainment, Inc. (A Development Stage Company) for the period from May 24, 1995 (inception) through December 31, 1995, in conformity with generally accepted accounting principles.

                                                               Ernst & Young LLP

September 13, 1996
Miami, Florida

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Space Agency, Inc.:

We have audited the accompanying balance sheet of Space Agency, Inc. (a Utah corporation) as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Space Agency, Inc. as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

NIEVAARD, KOFOED & TERAN, P.C.

November 15, 1996,
Salt Lake City, Utah.

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                                          ----------------------------
                                                                                             1997               1996
                                                                                          -----------      -----------
ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                                         $ 5,505,372      $ 6,367,179
        Accounts and notes receivable, net                                                  1,802,623        1,921,356
        Inventories                                                                           486,954          268,959
        Preproduction costs                                                                        --          610,697
        Advances and temporary deposits                                                       582,809          525,975
        Due from affiliates                                                                    36,849           75,945
        Prepaid show expenses                                                                 929,566          178,352
        Other current assets                                                                  423,565          553,252
                                                                                          -----------      -----------
                TOTAL CURRENT ASSETS                                                        9,767,738       10,501,715

PROPERTY AND EQUIPMENT, NET                                                                 2,098,785        2,076,310
INVESTMENTS IN PARTNERSHIPS                                                                 4,273,973          918,564
DEFERRED COSTS, NET                                                                           983,679        1,105,114
INTANGIBLE ASSETS, NET                                                                        399,167          325,745
OTHER ASSETS                                                                                   67,500               --
                                                                                          -----------      -----------
                TOTAL ASSETS                                                              $17,590,842      $14,927,448
                                                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Current portion of long-term debt                                                 $   299,557      $   302,956
        Accounts payable                                                                    1,252,517        1,467,843
        Accrued liabilities                                                                   543,466        1,043,553
        Advance ticket sales                                                                3,479,469          844,373
        Deferred income taxes                                                                      --          137,131
        Due to affiliates                                                                     492,079           72,732
                                                                                          -----------      -----------
                TOTAL CURRENT LIABILITIES                                                   6,067,088        3,868,588

DEFERRED INCOME TAXES                                                                              --          274,263
LONG-TERM DEBT, NET OF CURRENT PORTION                                                      6,047,163        6,177,492
                                                                                          -----------      -----------
                TOTAL LIABILITIES                                                          12,114,251       10,320,343
                                                                                          -----------      -----------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
        Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued                 --               --
        Common stock, $.001 par value; 50,000,000 shares authorized; 24,404,300
                and 24,394,300 issued and outstanding in 1997 and 1996, respectively           24,404           24,394
        Additional paid-in capital                                                          4,078,618        4,151,026
        Retained earnings                                                                   1,373,569          431,685
                                                                                          -----------      -----------
                TOTAL STOCKHOLDERS' EQUITY                                                  5,476,591        4,607,105
                                                                                          -----------      -----------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $17,590,842      $14,927,448
                                                                                          ===========      ===========



The accompanying notes are an integral part of these consolidated financial statements.

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       Years Ended December 31,
                                                                          --------------------------------------------------
                                                                              1997               1996                1995
                                                                          ------------       ------------       ------------
REVENUES
        Production                                                        $ 18,364,315       $ 30,255,931       $ 31,638,078
        Promotion                                                           35,465,041         36,310,528         17,406,082
        Merchandising                                                        4,919,075          2,686,238          2,474,214
        Other                                                                5,167,418          2,414,340          2,610,284
                                                                          ------------       ------------       ------------
                TOTAL REVENUES                                              63,915,849         71,667,037         54,128,658
                                                                          ------------       ------------       ------------

OPERATING EXPENSES
        Production                                                          16,223,813         28,019,575         29,251,937
        Promotion                                                           30,858,323         30,765,158         13,505,270
        Salaries, wages, and benefits                                        4,844,302          3,699,334          2,649,670
        Merchandising                                                        3,596,529          1,933,983          1,462,364
        General and administrative                                           5,585,949          3,892,705          2,252,106
                                                                          ------------       ------------       ------------
                TOTAL OPERATING EXPENSES                                    61,108,916         68,310,755         49,121,347
                                                                          ------------       ------------       ------------

INCOME FROM OPERATIONS                                                       2,806,933          3,356,282          5,007,311

OTHER INCOME (EXPENSE)

        Interest income                                                        150,256            286,596            310,668
        Interest expense                                                      (686,275)          (491,630)          (132,192)
                                                                          ------------       ------------       ------------
                INCOME BEFORE MINORITY INTERESTS
                        AND PROVISION FOR INCOME TAXES                       2,270,914          3,151,248          5,185,787

MINORITY INTERESTS                                                            (406,591)            11,731         (1,446,888)
                                                                          ------------       ------------       ------------
                INCOME BEFORE PROVISION FOR INCOME TAXES                     1,864,323          3,162,979          3,738,899

PROVISION FOR INCOME TAXES                                                    (747,324)          (597,216)                --
                                                                          ------------       ------------       ------------
                NET INCOME AND NET INCOME BEFORE PRO FORMA INCOME
                        TAXES FOR PERIODS PRIOR TO JULY 29, 1996          $  1,116,999          2,565,763          3,738,899
                                                                          ============
PRO FORMA INCOME TAXES                                                                         (1,161,758)        (1,458,170)
                                                                                             ------------       ------------
                        PRO FORMA NET INCOME                                                 $  1,404,005       $  2,280,729
                                                                                             ============       ============
NET INCOME AND PRO FORMA NET INCOME PER SHARE, BASIC
        AND DILUTED                                                       $       0.05       $       0.06       $       0.10
                                                                          ============       ============       ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  24,398,546         22,907,463         21,831,180
                                                                          ============       ============       ============



The accompanying notes are an integral part of these consolidated financial statements.

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   Additional
                                                                    Common          Paid-in           Retained
                                                                    Stock           Capital           Earnings           Total
                                                                 -----------      -----------       -----------       -----------
BALANCE AT DECEMBER 31, 1994                                     $    21,831      $   129,507       $ 2,470,124       $ 2,621,462
        Capital contributions                                             --               --            40,000            40,000
        Distributions                                                     --               --        (4,171,129)       (4,171,129)
        Net income                                                        --               --         3,738,899         3,738,899
                                                                 -----------      -----------       -----------       -----------
BALANCE AT DECEMBER 31, 1995                                          21,831          129,507         2,077,894         2,229,232
        Issuance of common stock, net of cost of $1,255,668            2,563        3,927,519                --         3,930,082
        Stock options granted to non-employees                            --           94,000                --            94,000
        Distributions                                                     --               --        (4,211,972)       (4,211,972)
        Net income                                                        --               --         2,565,763         2,565,763
                                                                 -----------      -----------       -----------       -----------
BALANCE AT DECEMBER 31, 1996                                          24,394        4,151,026           431,685         4,607,105
        Stock registration costs                                          --          (91,148)               --           (91,148)
        Stock issued to an employee                                       10           18,740                --            18,750
        Distributions                                                     --               --          (175,115)         (175,115)
        Net income                                                        --               --         1,116,999         1,116,999
                                                                 -----------      -----------       -----------       -----------
BALANCE AT DECEMBER 31, 1997                                     $    24,404      $ 4,078,618       $ 1,373,569       $ 5,476,591
                                                                 ===========      ===========       ===========       ===========







The accompanying notes are an integral part of these consolidated financial statements.

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                       -----------------------------------------------
                                                                          1997              1996               1995
                                                                       -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                             $ 1,116,999       $ 2,565,763       $ 3,738,899
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
        PROVIDED BY OPERATING ACTIVITIES
                Depreciation and amortization                              633,792           526,318           233,186
                Bad debt expense                                         1,143,499                --                --
                Write-down of investments in partnerships                   58,226           269,519           101,994
                Deferred income tax (benefit) provision                   (631,362)          411,394                --
                Minority interests                                         406,591           (11,731)        1,446,888
                Income from investments in partnerships                 (1,097,599)          (83,922)         (418,679)
                Stock issued to an employee                                 18,750                --                --
                Stock options granted to non employees                          --            94,000                --
                Gain (loss) on sale of property and equipment              (62,327)           27,734                --
                CHANGES IN OPERATING ASSETS AND LIABILITIES
                        Accounts and notes receivable                   (1,024,766)         (684,316)         (574,170)
                        Inventories                                       (217,995)         (108,029)          (16,289)
                        Preproduction costs                                610,697           897,617          (449,633)
                        Advances and temporary deposits                    (56,834)         (117,781)          (17,105)
                        Prepaid show expenses                             (751,214)         (178,352)               --
                        Other current assets                               294,416            39,069          (493,889)
                        Other assets                                       (67,500)               --                --
                        Deferred costs                                     (44,604)          182,929          (244,659)
                        Accounts payable                                  (215,326)          556,442            83,224
                        Accrued liabilities                               (526,139)          150,879          (716,340)
                        Advance ticket sales                             2,635,096        (2,767,831)        1,761,275
                                                                       -----------       -----------       -----------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES        2,222,400         1,769,702         4,434,702
                                                                       -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                        (452,584)         (953,930)       (1,006,045)
Proceeds from sale of assets                                               206,500                --                --
Investments in partnerships                                             (2,316,036)         (894,089)          495,122
Payments from (advances to) affiliates                                     458,443          (153,241)          136,598
Intangible assets                                                         (200,000)            4,952           (63,914)
                                                                       -----------       -----------       -----------
                        NET CASH USED IN INVESTING ACTIVITIES           (2,303,677)       (1,996,308)         (438,239)
                                                                       -----------       -----------       -----------



                                  (continued)

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                                                               Years Ended December 31,
                                                                                  ---------------------------------------------
                                                                                     1997                1996            1995
                                                                                  -----------       -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                                  8,243,700         1,914,057         2,523,677
Repayment of debt                                                                  (8,377,428)       (3,070,417)         (264,985)
Net proceeds from (cash used for) private placement                                   (91,148)        9,115,832                --
Distributions to minority interests in excess of contributions
        by minority interests                                                        (380,539)       (1,458,726)       (1,381,291)
Distributions                                                                        (175,115)       (4,211,972)       (4,171,129)
Capital contributions                                                                      --                --            40,000
Deferred debt issuance costs                                                               --          (792,577)               --
                                                                                  -----------       -----------       ---------
                        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (780,530)        1,496,197        (3,253,728)
                                                                                  -----------       -----------       ---------
                        NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (861,807)        1,269,591           742,735
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        6,367,179         5,097,588         4,354,853
                                                                                  -----------       -----------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $ 5,505,372       $ 6,367,179       $ 5,097,588
                                                                                  ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid during the year for:
                Interest                                                          $   681,996       $   490,628       $    83,518
                                                                                  ===========       ===========       ===========

                Income taxes                                                      $ 1,264,475       $   250,000       $        --
                                                                                  ===========       ===========       ===========
SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND
     FINANCING ACTIVITIES:
                Distribution of notes receivable to affiliates                    $        --       $        --       $   666,288
                                                                                  ===========       ===========       ===========








The accompanying notes are an integral part of these consolidated financial statements.

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Magicworks Entertainment Incorporated (the "Company"), through its subsidiaries and partnerships, acquires domestic and international stage and ancillary rights to theatrical productions, produces and promotes live entertainment, manages and books performances and shows, and provides ancillary services including transportation and merchandising of a broad range of products associated with its productions and performers.

MERGERS, ACQUISITIONS AND BUSINESS COMBINATIONS

On July 29, 1996, the Company consummated a simultaneous merger (the "Merger") with certain other affiliated businesses. On the same date and on September 27, 1996, the Company issued and sold 400.06 and 14.8 Units, respectively, in a private placement (see Note 4). Upon completion of the private placement, the Company merged with and into Shadow Wood Corporation ("Shadow Wood"), a publicly-traded Delaware corporation. In accordance with the terms of the Merger, each share of the Company's common stock issued and outstanding was converted into one share of Shadow Wood's common stock. Shadow Wood was the surviving corporation and investors in the private placement became security holders of Shadow Wood. Shadow Wood changed its name to Magicworks Entertainment Incorporated.

On August 28, 1996, the Company acquired all of the outstanding capital stock of MovieTime Entertainment, Inc. ("MovieTime") in exchange for 1,199,999 shares of the Company's common stock. MovieTime was formed in May 1995. The principals of MovieTime are the same as the principals and management of the Company. Accordingly, the acquisition was accounted for on a historical cost basis in a manner similar to a pooling of interests. The consolidated financial statements presented for periods prior to the acquisition date have been restated to reflect the accounts of MovieTime since inception. Revenues and loss generated by MovieTime since inception and included in the accompanying consolidated statements of income are as follows:

                                               1996              1995
                                           -------------      ------------

       Revenues                            $      81,077      $        --
                                           =============      ============
       Loss before pro forma income taxes  $    (674,703)     $   (402,963)
                                           =============      ============

Revenues and loss generated by MovieTime prior to the date of acquisition and included in the accompanying consolidated statements of income for the year ended December 31, 1996 were $59,546 and ($449,161), respectively. Effective April 30, 1997, the Company dissolved MovieTime and ceased its operations.

On December 31, 1996, the Company acquired all of the outstanding capital stock of Space Agency, Inc. ("Space"), now known as Magicworks West, Inc. (see Name changes section of Note 1), in exchange for 1,320,001 shares of the Company's common stock. The acquisition has been accounted for using the pooling of interests method of accounting. Accordingly, the consolidated financial statements presented for periods prior to the acquisition date have been restated to reflect the accounts of Space since inception. Revenues, income and distributions to stockholders generated by Space since inception and included in the accompanying consolidated statements of income are as follows:

                                                   1996               1995
                                             --------------     --------------
     Revenues                                $   24,740,750     $   10,975,880
                                             ==============     ==============
     Income before pro forma income taxes    $    1,149,712     $      457,054
                                             ==============     ==============
             Distributions to stockholders   $    1,606,331     $      355,050
                                             ==============     ==============

A final S-Corporation distribution of $175,115 was made to the Space stockholders during 1997.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Magicworks Entertainment Incorporated, all its subsidiaries and certain partnerships involved in theatrical productions. All significant intercompany balances and transactions have been eliminated.

The partnerships in theatrical productions include the Judas Company ("Judas") which was formed in 1992, Dolliko which was formed in 1994, Impossible Touring Company ("Impossible"), Ain't Misbehavin' Company ("Ain't Misbehavin") which commenced in 1995 and The Deathtrap Company ("Deathtrap") which was formed in 1996. The tours of these theatrical productions came to an end during the first half of 1997. Although the Company held less than a 51% ownership interest in these partnerships, their results were consolidated as the Company exercised control over the operating and financial policies of these partnerships, both contractually and in practice, and such control was not temporary.

The portion of these partnerships not owned by the Company are presented as minority interests in the accompanying consolidated financial statements. The amount of minority interest fluctuates depending on the timing of performances and distributions. Income from operations from the partnerships included in the accompanying consolidated statements of income was $80,543, $338,624, and $2,064,804 in 1997, 1996 and 1995, respectively.

For periods prior to July 29, 1996, the accompanying financial statements present the combined results of Magic Promotion, Inc., Magic Promotions, Inc., Touring Artists Group, Inc., Performing Arts Management of North Miami, Inc., Diamond Bullet Merchandising, Inc., MovieTime Entertainment, Inc. and Space Agency, Inc.

NAME CHANGES

The Company has effectuated corporate name changes for the following subsidiaries:

           FORMER NAME                                 NEW NAME
           -----------                                 --------
           Magic Promotion, Inc.                       Magicworks Entertainment International, Inc.
           Magic Promotions, Inc.                      Magicworks Theatricals, Inc. ("MTI")
           Diamond Bullet Merchandising, Inc.          Magicworks Merchandising, Inc. ("MMI")
           MagicSpace, Inc. (1)                        Magicworks West, Inc. ("MWI")
           Magic Concert Promotions, Inc.              Magicworks Concerts, Inc. ("MCI")

(1) Space, which was acquired by the Company on December 31, 1996, was subsequently merged into MagicSpace, Inc.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and investments in short-term highly liquid financial instruments, primarily time deposits and money market accounts, with original maturities of three months or less. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Included in cash and cash equivalents are interest-bearing deposits of $3,752,423 and $3,886,969 at December 31, 1997 and 1996, respectively.

INVENTORIES

Inventories are valued at the lower of cost, determined on a first-in first-out basis, or net realizable value.

PREPRODUCTION COSTS

Preproduction costs consist mainly of pre-opening advertising and promotion, rehearsal salaries, set design and construction expenditures incurred prior to the first performance of a consolidated theatrical production. These costs are expensed over the terms of the respective shows, which range from 12 to 24 months.

PREPAID SHOW EXPENSES

Prepaid show costs consist of all costs relating to promoting a show including artist advances and advertising. These costs are expensed over the term of the related show for a period not to exceed six months.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. Assets are depreciated using the straight-line method over the estimated useful lives of the assets, or the lease terms if shorter, as follows:

            Leasehold improvements                         Lease term
            Furniture and equipment                       3 to 7 years
            Vehicles                                     10 to 15 years

Repairs of property and equipment and minor replacements and renewals are charged to maintenance expense, which is included in general and administrative expenses, as incurred.

INVESTMENTS IN PARTNERSHIPS

The Company has partnership interests, ranging from 1% to 20%, in various theatrical productions. Because the Company does not exercise significant influence over the operating and financial policies of these productions, these investments are carried at cost, $1,069,716 and $397,331 at December 31, 1997 and 1996, respectively, and income is only recognized when received in the form of distributions. The Company recognized no income from these partnerships in 1997 and 1996 and income of $418,679 in 1995.

The Company has eleven joint venture interests ranging from 21% to 50%, in various seasonal productions. Because the Company exercises influence over the operating and financial policies of these productions, these investments are accounted for under the equity method. The carrying value of such investments was $3,204,257 and $521,233 at December 31, 1997 and 1996, respectively. The Company recognized income from investments in partnerships of $1,097,599, $83,922, and $0, in 1997, 1996 and 1995, respectively.

Income recognized from investments in partnerships is classified as other revenue in the consolidated statements of income.

DEFERRED COSTS

Deferred costs include pre-opening legal and professional fees incurred in connection with the North Miami Performing Arts Center (The "Arts Center") amounting to $373,532 which will be amortized over a maximum period of three years once operations commence (see Note 9).

Additionally, deferred debt costs of approximately $836,000 were incurred in connection with the private placement of debt (see Note 4), and are being amortized over the 5-year term of the debt. Amortization of deferred debt costs amounted to $166,039 and $68,566 in 1997 and 1996, respectively.

INTANGIBLE ASSETS

    Intangible assets consists of the following at December 31:

                                             1997            1996
                                         ---------       ---------
Booking agreement (1)                    $      --       $ 341,595
Management operating agreements (2)        300,000         466,962
Trademark (3)                              200,000              --
                                         ---------       ---------
                                           500,000         808,557
Less accumulated amortization             (100,833)       (482,812)
                                         ---------       ---------
Intangible assets, net                   $ 399,167       $ 325,745
                                         =========       =========

(1) The booking agreement resulted from the acquisition of the National Artists Management Company, Inc. in 1992. The agreement was amortized over a period of five years and was fully amortized at December 31, 1997.

(2) Management operating agreements consist of various agreements being amortized over periods from five to thirty years. As of December 31, 1997 agreements amounting to $166,962 have been fully amortized and only one agreement remains in effect, the management operating agreement relating to the proposed Arts Center (see Note 9). That agreement is being amortized over a thirty-year period, the term of the agreement which began in 1993.

(3) The trademark was acquired when the Company entered into a limited liability company agreement to form The Booking Group, LLC, and will be amortized over a five-year period beginning in 1997.

Amortization expense incurred associated with intangible assets amounted to $126,579, $123,745, and $147,593 for 1997, 1996 and 1995, respectively.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review indicates the asset will not be recoverable, as generally determined based on estimated undiscounted cash flows over the remaining amortization period, the carrying amount of the asset would be adjusted to fair value.

REVENUES

Revenues are recognized when earned, which is generally at the time of the theatrical performance or entertainment event. Production revenues represent the Company's share of performance revenues earned for events where the Company functions as the event's producer. Producer activities include acquisition of theatrical stage rights and all activities necessary to mount the production. Such activities include, but are not limited to, engaging a director, set construction, costume preparation, arrangements of lighting and sound equipment, staging rehearsals and theater bookings. Cash received in advance of a performance is reflected as advance ticket sales in the accompanying consolidated balance sheets. Promotion revenues represent the Company's share of performance operating results where the Company serves as promoter. The promotion of an event involves the presentation of such event at particular venues. The promoter is responsible for ticket sales, advertising and marketing of the event. In certain cases, the Company may function as both the producer and promoter of an event. With respect to the Company's share of production and promotion receipts, when the Company holds an interest in a show of less than 51%, the Company records its share of the net profits, but does not record the corresponding revenues or expenses.

RECEIVABLES

Receivables include amounts due from shows which the Company acts as the promoter, advances to shows for start-up costs which will be repaid from profit distributions, and amounts due from theaters for ticket sales. The Company provides an allowance for losses on accounts receivable based on a monthly review of the outstanding receivables and evaluation of their collectibility. Changes in the allowance for losses on accounts receivable for the year ended December 31, 1997 are as follows:

     Balance, beginning of the year          $       --
     Provision for uncollectibles             1,143,499
     Write-offs                                (471,428)
                                             ----------
     Balance, end of the year                $  672,071
                                             ==========

A substantial portion of the Company's revenues are derived from the production and promotion of live entertainment acts and events throughout the United States, Canada and South America. Changes in the entertainment preferences of the general populations could affect the Company's future revenues.

CONCENTRATIONS OF CREDIT RISK

The Company has no significant off balance sheet concentration of credit risk. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents.

INCOME TAXES

As a result of the Merger, the Company and its subsidiaries, previously S-Corporations, became subject to U.S. corporate income tax. Prior to July 30, 1996, the stockholders included their proportionate share of the Company's income in their respective tax returns.

The accompanying consolidated statements of income include pro forma income taxes due for periods prior to the Merger as if the Company had been subject to federal and state corporate income taxes, based on the tax laws in effect during those periods and statutory rates applied to pre-tax accounting income.

The Company follows the SFAS No. 109, "Accounting for Income Taxes," which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 1997 and 1996, the carrying amount of cash and cash equivalents, accounts and notes receivable and accounts payable approximates fair value due to the short-term nature of these accounts.

NET INCOME AND PRO FORMA NET INCOME PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 simplifies the current standards for computing earnings per share ("EPS") under Accounting Principles Board Opinion ("APB") 15, "Earnings per Share," by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. The impact of adopting SFAS 128 in 1997 was immaterial.

Basic net income and pro forma net income per common share is computed by dividing net income or pro forma net income by the weighted average number of common shares outstanding. Diluted net income and pro forma net income per common share assumes the maximum dilutive effect from stock options and warrants, and conversion of the Company's convertible notes (see Note 4). For all periods presented, basic and diluted net income per share are the same.

================================================================================



The following is the reconciliation of the numerators and denominators of the basic and dilutive earnings per share calculation:

                                                              1997             1996           1995
                                                         ---------------  ---------------  ------------


Weighted average number of common shares                   24,398,546       22,907,463       21,831,180

Impact of dilutive warrants and options (1)                    35,894           81,649               --
                                                          -----------      -----------      -----------

Weighted average number of shares of common stock
and common stock equivalents for fully diluted
earnings per share                                         24,434,440       22,989,112       21,831,180
                                                          ===========      ===========      ===========



(1)  Unsecured senior convertible notes are anti-dilutive.



STOCK-BASED COMPENSATION

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", which applies to transactions with non-employees, the Company has recognized expense for stock options issued to consultants in fiscal 1996, as more fully described in Note 10. The Company intends to continue applying the provisions of APB 25, "Accounting for Stock Issued to Employees" for transactions with employees, as permitted by SFAS 123.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure" which is effective for fiscal years ending after December 15, 1997. SFAS No. 129 requires disclosing information about an entity's capital structure. The impact of adopting SFAS No. 129 in fiscal 1997 was immaterial.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is required to be adopted in fiscal 1998. This statement establishes standards to reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statements of financial position. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The Company currently does not have other comprehensive income and therefore does not believe the adoption of SFAS No. 130 will have a significant impact on its financial statement presentation.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted in fiscal 1998. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company currently has one reporting segment and therefore does not believe the adoption of SFAS No. 131 will have a significant impact on its financial statement presentation.

RECLASSIFICATIONS

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current fiscal year's presentation.

2.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                     1997              1996
                                                 -----------       -----------
         Leasehold improvements                  $   134,100       $   121,001
         Furniture and equipment                     665,534           617,823
         Vehicles                                  1,834,200         2,085,022
                                                 -----------       -----------
                                                   2,633,834         2,823,846
         Less accumulated depreciation
            and amortization                        (535,049)         (747,536)
                                                 -----------       -----------
         Property and equipment, net             $ 2,098,785       $ 2,076,310
                                                 ===========       ===========

3.    ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

                                          1997            1996
                                       ----------      ----------
         Payroll-related accruals      $  130,249      $  190,495
         Accrued royalties                     --         574,103
         Accrued show expenses            240,582              --
         Other                            172,635         278,955
                                       ----------      ----------
                                       $  543,466      $1,043,553
                                       ==========      ==========

4.    PRIVATE PLACEMENT

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

The principal amount and accrued and unpaid interest on each Note is convertible (in whole but not in part), at any time prior to July 30, 2001, at a conversion price of $3.50 per share (subject to adjustment in certain circumstances). The Notes may be prepaid by the Company at its option, at the principal amount plus accrued but unpaid interest.

In addition to the placement fee described above, the Company issued the placement agent 500,000 warrants at an exercise price of $3.00 per share, (subject to adjustment in certain circumstances), and has authorized up to 1,481,643 redeemable warrants that may be issued in connection with the prepayment of the Notes in certain circumstances at $3.50 per share.

5.    LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                                                                  1997            1996
                                                                                              -----------       -----------
         Various notes payable with  interest  ranging from 9.75% to 10.9%,  principal
         due monthly through February 2004, collateralized by vehicles.                       $ 1,160,970       $ 1,276,348
         Convertible notes (see Note 4)                                                         5,185,750         5,185,750
         Capital lease obligation payable in monthly installments through September 1997 including interest imputed at a rate of 10%, collateralized by a
         vehicle.                                                                                      --            18,350
                                                                                              -----------       -----------
                                                                                                6,346,720         6,480,448
         Less current portion                                                                    (299,557)         (302,956)
                                                                                              -----------       -----------
                                                                                              $ 6,047,163       $ 6,177,492
                                                                                              ===========       ===========



Scheduled maturities of long-term debt are as follows:

          1998               $ 299,557

          1999                 869,330

          2000               2,480,791

          2001               2,511,529

          2002                 185,513
                          ------------
                           $ 6,346,720
                          ============

The Company has a committed line of credit agreement expiring in May 1998 with a bank that provides for short-term borrowings of up to $5.0 million by the Company. Borrowings under this agreement bear interest at the London Interbank Offered Rate (LIBOR) plus 250 basis points. This agreement is collateralized by substantially all the Company's assets. At December 31, 1997, the full amount of the line of credit was available for borrowing.

6.    EMPLOYEE BENEFIT PLANS

Effective January 1, 1988, the Company initiated a Money Purchase Plan and Trust (the "Plan") for all full-time employees of MTI who have completed one year of service and are at least 21 years of age. The Company contributes an amount not to exceed 10% of the participating employee's compensation or $16,000. In addition, the Plan permits the Company to make additional discretionary contributions to the Plan. Total contributions to the Plan were $85,000, $55,792, and $69,000, in 1997, 1996 and 1995, respectively. Employees vest in the Company's discretionary contributions at the rate of 20% per year upon completion of two years of service.

MWI has a qualified profit sharing plan for the employees. Contributions to the plan are determined by the Board of Directors each year, and are limited to an amount not to exceed 15% of eligible compensation paid to participants for the year. Employees are eligible to participate in the plan after one year if they are over 21 and work at least 1,000 hours each year. MWI made contributions to the plan of $23,500, $59,222, and $53,408 in 1997, 1996 and 1995, respectively.

Effective fiscal 1998, the Company plans to adopt a resolution to submit a proposal to the Internal Revenue Service ("IRS") to freeze, distribute and terminate both of the aforementioned plans, with the assets not to be distributed until a final determination letter is received by the IRS.

Through a professional employer organization, effective January 1998, the Company has implemented a 401(k) Profit Sharing Plan and Trust, (the "401(k) Plan"). With the exception of individuals employed by the Company as of the initial plan year effective date, who will be immediately eligible to participate in the plan, employees will become eligible to participate after completing one year of service provided the employee is over the age 21. Participants may elect to contribute from 1% to 15% of their annual compensation into the 401(k) Plan. The Company will make matching contributions in an amount equal to 25% of the participant's contribution. Participants shall become vested in the employer contribution portion of their account as follows:

         Years of Vesting Service      Vesting %
         --------------------------    -----------
                   1                       0%
                   2                      20%
                   3                      40%
                   4                      60%
                   5                      80%
               6 or more                 100%

The 401(k) Plan will be administered by, and offer the funds and investment options of, a national asset management company.

7.    RELATED PARTY TRANSACTIONS

In the normal course of its business, the Company conducts business with certain stockholders and their respective affiliates. In the opinion of management, the transactions with related parties are equivalent to terms from unrelated parties.

Fees paid by the Company for accounting, general management, office and other administrative services to entities controlled by certain principal stockholders were $0, $25,750, and $53,218 in 1997, 1996 and 1995, respectively, and are reflected in general and administrative expenses in the accompanying consolidated statements of income for the applicable periods.

The Company entered into three non-cancelable operating leases for office space with related entities. As of December 31, 1997, one of the above mentioned non-cancelable operating leases has expired and the Company continues to occupy the premises on a month to month rental basis. The Company is required to pay taxes, maintenance, insurance and utility costs. Payments under these leases and rental arrangements totaled $106,832, $80,504, and $89,924 in 1997, 1996 and 1995, respectively. See Note 9 for a summary of future minimum commitments under the non-cancelable operating leases.

8.    INCOME TAXES

The provision for income taxes consists of the following:

                           1997              1996
                       -----------       -----------
         Current       $ 1,378,686       $   185,822
         Deferred         (631,362)          411,394
                       -----------       -----------
                       $   747,324       $   597,216
                       ===========       ===========
         Federal       $   653,436       $   514,028
         State              93,888            83,188
                       -----------       -----------
                       $   747,324       $   597,216
                       ===========       ===========

There is no provision for income taxes for 1995 as prior to July 29, 1996, the stockholders included their proportionate share of the Company's income in their respective tax returns. Pro forma income taxes represent the estimated tax provision, at 39%, which would have been recorded had the Company been a taxable entity in 1996.

A reconciliation of the difference between the expected provision for income taxes using the statutory federal tax rate and the Company's actual provision is as follows:

                                                                  1997             1996
                                                              -----------      -----------
         Provision using statutory rate of 34%                $   633,870      $ 1,071,424
         State income taxes                                        61,522           50,745
         Income earned in period prior to July 29, 1996                --       (1,161,758)
         Deferred income taxes recorded at July 29, 1996               --          548,525
         Other                                                     51,932           88,280
                                                              -----------      -----------
                                                              $   747,324      $   597,216
                                                              ===========      ===========


Deferred taxes are due to timing differences in reporting of certain income and expense items for book purposes and income tax purposes. Deferred taxes at December 31, 1996 consist primarily of the impact, prior to July 29, 1996, of the Company reporting its income on a cash basis.

9.    COMMITMENTS AND CONTINGENCIES

LITIGATION

An arbitration proceeding had been instituted by MMI, a subsidiary of the Company, against Robert L. Ferman ("Ferman"), a former financial advisor to certain of the Company's predecessors. MMI's claim had been for rescission, fraud and breach of fiduciary duty in connection with a consulting agreement under which MMI agreed to pay Ferman a monthly retainer fee of $2,500 and an equity position in MMI in the event that Ferman was successful in locating an acceptable underwriter for a proposed initial public offering of the securities of the Company or its affiliates. In March 1997, the Company and Ferman settled the proceeding. Pursuant to a settlement agreement, the Company agreed to sell to Ferman 500,000 shares of Common Stock (the "Settlement Shares") valued at the market price as of the date of the Settlement Agreement in exchange for a non-recourse promissory note (the "Note") in payment for the Settlement Shares. The Settlement Shares will be held in escrow as security for the Note by the Company pending payment of the Note. The parties have not yet signed a settlement agreement and are in the process of revising the definitive agreement for execution and expect the matter to be resolved in the near future.

In October 1994, a former independent contractor filed a complaint against the partnership that produced "Jesus Christ Superstar" in the Common Pleas Court of Philadelphia County seeking consequential damages of $5,000,000 arising from the termination of an employment contract by such partnership. A trial date has been set for June 1, 1998. Management believes, based on the advice of counsel, that the lawsuit is without merit, and that the outcome of this suit will not have a material adverse effect on its financial condition or results of operations.

Performing Arts Management of North Miami, Inc., a wholly-owned subsidiary of the Company ("PAM"), commenced an action against the City of North Miami (the "City") for failure to perform under the operating management agreement between PAM and the City relating to PAM's management of the Arts Center (see Note 1). The City filed a counterclaim alleging that the Company had breached the management contract. The dispute stems from the City's inability to deliver a permit to the Company to build the Arts Center as required under the operating agreement and the City's assertion that PAM breached the agreement by failing to make certain payments alleged to be required thereunder. The trial has been set to take place sometime within the two-week period beginning March 23, 1998. The Company intends to pursue its suit vigorously and to defend itself against the City's counterclaim. The Company has incurred expenditures related to its PAM contract totaling $673,532 at December 31, 1997, which have been capitalized and are included in deferred costs and intangible assets in the accompanying consolidated balance sheets. Management believes, based on the advice of counsel, that the City's counterclaim is without merit, and that the outcome of this suit will not have a material adverse effect on its financial condition or results of operations.

In July 1997, Spinnaker III filed suit against MCI, U.S. Tobacco and Club LaVela, alleging (among other things not related to Magic) that Magic breached its contract with Spinnaker to host the ROAR Tour performance. The case is in the discovery phase with no trial date yet set. Management believes, based on the advice of counsel, that Spinnaker's claims are without merit, and that the outcome of this suit will not have a material adverse effect on its financial condition or results of operations.

MANAGEMENT AGREEMENTS

The Company entered into management agreements with Niko Associates ("Niko") to manage the daily general operations during the entire periods of production of Dolliko, Judas and Impossible. Management fees are calculated based on fixed weekly fees ranging from $2,000 to $5,000 per performance week plus reimbursement of certain overhead related costs. Management fees paid by the Company to Niko amounted to $405,000, $635,000, and $309,498 in 1997, 1996 and
1995, respectively, and are reflected in production expenses in the accompanying consolidated statements of income.

OPERATING LEASES

The Company leases office space from affiliated (see Note 7) and unaffiliated entities under operating lease agreements that extend through June 2001. The following is a schedule of approximate future minimum lease payments required under such non-cancelable operating leases at December 31, 1997:

     Year ended December 31,      Affiliated   Unaffiliated     Total
                                  ----------   ------------   ---------
                   1998            $ 77,800      $ 58,300      $136,100
                   1999              80,200        67,450       147,650
                   2000              82,600         5,650        88,250
                   2001              28,000            --        28,000
                                   --------      --------      --------
                                   $268,600      $131,400      $400,000
                                   ========      ========      ========

The Company also has month-to-month leases with affiliated (see Note 7) and unaffiliated entities. Rent expense amounted to $200,023, $161,140, and $155,200 for the years ended December 31, 1997, 1996 and 1995, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with key personnel that require future minimum payments as follows:

         Year ended December 31,
          1998                          $1,631,000
          1999                           1,484,583
          2000                           1,191,250
          2001                             700,000
                                        ----------
                                        $5,006,833
                                        ==========

10.   STOCK OPTIONS

At the discretion of management, the Company may grant options to purchase the Company's stock to employees, directors, consultants, and other unrelated parties. The Company granted options to purchase an aggregate of 637,750 and 216,500 shares in 1997 and 1996, respectively as follows:

                                                                Exercise
                                                Options           Price
                                              ----------     --------------
         Balance at December 31, 1995                  --
              Grants                              216,500      $2.50 - $3.50
              Exercises                                --
              Canceled                                 --
                                            -------------
         Balance at December 31, 1996             216,500      $2.50 - $3.50
              Grants                              637,750      $1.75 - $3.56
              Exercises                                --
              Canceled                                 --
                                            -------------
         Balance at December 31, 1997             854,250      $1.75 - $3.56
                                            =============

Options exercisable December 31, 1997 and 1996 were 259,250 and 166,500, respectively.

The Company applies APB 25 and its related interpretations in accounting for options granted to employees. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost for the Company's stock options been based on fair value at the grant dates for awards granted, consistent with the provisions of SFAS 123, the Company's 1997 net income and net income per share, and the 1996 pro forma net income and pro forma income per share would have been reduced to the amounts indicated below:

                                                            1997               1996
                                                        -------------      -------------
     Net income and pro forma net income
              As reported                               $   1,116,999      $   1,404,005
              Pro forma for the impact of SFAS 123      $   1,011,728      $   1,384,146

         Net income per share and pro forma
           income per share, basic and diluted
              As reported                               $         .05      $         .06
              Pro forma for the impact of SFAS 123      $         .04      $         .06




The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 25.0%, risk-free interest rate of 6.5%, expected dividends of $0 and expected terms of 3 years.

In 1996, the Company recorded expense of $94,000 related to 200,000 stock options granted to non-employees of the Company. In determining the expense to be recorded, the Company applied the Black-Scholes model using the same assumptions described above.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors, executive management, and key employees of the Company are as follows:

                NAME                       AGE             POSITION
                ----                       ---             --------
Brad Krassner.......................       46        Co-Chairman of the Board and Chief Executive Officer

Joe Marsh...........................       44        Co-Chairman of the Board

Lee Marshall........................       40        President, Chief Operating Officer and Director

David H. Galpern....................       57        Executive Vice President and Chief Financial Officer

Robert G. Kreusler..................       33        General Counsel

Steven Chaby........................       31        Vice President - Finance

H. Yale Gutnick.....................       56        Director

John W. Ballard.....................       50        Director and Chief Executive Officer, Magicworks West, Inc.

Glenn Bechdel.......................       53        Vice President, Magicworks Theatricals, Inc.

Larry Turk..........................       51        President and Chief Operating Officer, Magicworks
                                                     Merchandising, Inc.

Michel Vega.........................       30        President, Touring Artists Group

Ronald J. Korn......................       57        Director



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

JOE MARSH co-founded MEI and has been the Company's Co-Chairman of the Board since the consummation of the Merger. Mr. Marsh has been the president of Magicworks Theatricals, Inc. since 1988, and is primarily responsible for the production of the tour of "The Magic of David Copperfield."

LEE MARSHALL co-founded MEI and has been the Company's President, Chief Operating Officer and a director since the consummation of the Merger. Mr. Marshall is responsible for the day-to-day operations of Magicworks Theatricals, Inc., the Company's theatrical production division. He is responsible for supervision of the production and promotion of numerous theatrical events. Mr. Marshall has also been the president of Touring Artists Group since 1992.

DAVID H. GALPERN joined the Company in December 1997 as Executive Vice President and Chief Financial Officer. For two years prior to joining the Company, he was President and Chief Executive Officer of Gold Coast Media, a direct response marketing company. For nine years prior to that, he served as Executive Vice President and Chief Financial Officer of American Media Inc., a NYSE publishing company. Prior to that, he was Vice President and Corporate Controller for Burroughs corporation, a multinational company.

ROBERT G. KREUSLER joined the Company in May of 1997 as the Company's General Counsel. He was formerly Vice President and General Counsel for The Raymond Floyd Group, the holding company for the business and personal interests of the professional golfer, Raymond Floyd. Prior to that time, Mr. Kreusler worked as an associate attorney for the Florida law firm of Steel Hector & Davis, concentrating in the areas of commercial litigation and corporate transactional work. Mr. Kreusler is responsible for managing and overseeing the legal affairs of the Company, including all litigation matters, employment issues, SEC reporting matters, mergers and acquisitions and general corporate transactional work.

STEVEN CHABY is the Vice President of Finance and has been with MEI since May 1996. Mr. Chaby is a certified public accountant in the State of Florida. From 1994 to 1996, Mr. Chaby was an accountant with Ernst & Young/Kenneth Leventhal Real Estate Group LLP, certified public accountants, in Miami, Florida. From 1991 to 1994, Mr. Chaby worked as an accountant with the certified public accounting firm James and Surman in Boca Raton, Florida.

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

JOHN W. BALLARD has been a director of the Company and Chief Executive Officer of Magicworks, West, Inc., (formerly MagicSpace Corporation) since December 1996. Prior to the Company's acquisition of Space Agency, Mr. Ballard acted as the President of Space Agency since its founding in 1979. Mr. Ballard holds an MBA from Harvard University Business School and a bachelor of science degree from Stanford University.

GLENN BECHDEL has served as Vice President of Magicworks Theatricals, Inc. since 1983. Mr. Bechdel's primary responsibility since co-founding Magicworks Theatricals, Inc., in 1983 has been to act as operations officer of the transportation and merchandising division of such corporation. Throughout his 13 years with the Company, Mr. Bechdel has been active in all Company business and productions such as "The Magic of David Copperfield," "Elvis, a Musical Celebration," "Jesus Christ Superstar," and "South Pacific," among others.

LARRY TURK has served as the President and Chief Operating Officer of Magicworks Merchandising, Inc., (formerly Diamond Bullet Merchandising) since 1988, acting from 1988-1993 as the Vice President and Chief Operating Officer, and since that date in the offices he now holds.

RONALD J. KORN has been a director of the Company since September 1996. Since July 1991 Mr. Korn has served as President of Ronald Korn Consulting, a business consulting firm, and as Chairman of the Board of

Carole Korn Interiors, Inc., an interior design firm. From 1961 to 1991, Mr. Korn was employed by the certified public accounting firm of KPMG Peat Marwick, including six years in which Mr. Korn served as Managing Partner of KPMG Peat Marwick's Miami, Florida office. Mr. Korn serves as a director of each of Engle Homes, Inc. and Vacation Break U.S.A., Inc., the common stock of each of which is publicly traded.

The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The Company will reimburse all directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are not employees also receive a stipend of $2,000 per meeting of the Board of Directors or of any committee thereof upon which such director sits and a grant of an option to purchase 2,000 shares of Common Stock upon election as a director, and an option to purchase 2,000 shares of Common Stock upon re-election as a director, under the Directors' Stock Option Plan. All such options are required to have an exercise price equal to not less than the fair market value of the Common Stock at the date of grant. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors.

The Company maintains an audit committee and a compensation committee, each of which is composed of Messrs. Gutnick and Korn.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid or accrued by the Company, for services rendered during 1997, 1996, and 1995, to the Company's Chief Executive Officer and each of the four most highly compensated of the Company's other executive officers whose total 1997 salary and bonus exceeded $100,000 (collectively the "Named Officers"). The Company did not grant any stock awards or stock appreciation rights in 1997, 1996 and 1995.

                             SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION
                                             ---------------------------------------------
                                                                               OTHER ANNUAL        ALL OTHER
   NAME AND PRINCIPAL POSITION        YEAR        SALARY         BONUS        COMPENSATION      COMPENSATION(1)(2)
----------------------------------  -------     ----------     ----------     ----------------  ------------------
Brad Krassner                         1997      $  160,417              --            --                   --
   Chief Executive Officer and        1996      $   82,461                                         $  170,790
   Co-Chairman of the Board           1995              --                                         $  471,000

Joe Marsh                             1997      $  240,416              --            --                   --
   Co-Chairman of the Board           1996      $  255,767                                         $1,419,772
                                      1995      $  300,000                                         $2,081,057

Lee Marshall                          1997      $  240,416              --            --                   --
   President and Chief Operating      1996      $  170,769                                         $  473,256
   Officer                            1995      $  130,000                                         $  760,044

John W. Ballard (3)                   1997      $  150,000              --            --           $  158,927
   President, MWI                     1996      $  150,000                                         $1,472,861
                                      1995              --                                                 --

Glenn Bechdel                         1997      $  160,417              --            --                   --
   Vice President, MTI                1996      $  128,462                                         $  473,256
                                      1995      $  130,000                                         $  701,839




(1) The aggregate amount of perquisites and other personal benefits provided to each Named Officer is less than 10% of the total annual salary and bonus of such officer.

(2) Each of the Named Officers in the past has received S Corporation distributions based on their interests in certain of the Company's predecessors in interest (the "Constituent Corporations") or, in the case of Messier. Ballard, his interest in MWI.. The aggregate of such distributions received by Messrs. Krassner, Marsh, Marshall, and Bechdel in 1995 were $417,782, $2,081,057, $760,044, and $701,839, respectively. The aggregate of such distributions received by Messrs. Krassner, Marsh, Marshall, Bechdel, and Ballard, in 1996 were $145,040, $1,419,772, $473,256, $473,256, and $1,472,861, respectively. The aggregate of such distributions received by Messier. Ballard in 1997 was $158,927. In addition, Mr. Krassner received management fees in 1995 and 1996 paid by MMI. of $53,218 and $25,750, respectively. See "Item 13. Certain Relationships and Related Transactions."

(3) Mr. Ballard became an executive officer of MWI upon consummation of the Company's acquisition of MWI in December 1996.

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

In December 1996, MWI entered into three-year employment agreements with John W. Ballard and Steven Boulay, which provide for annual base salaries of $150,000 and $100,000, respectively. If any of these executives is terminated for cause, as defined in his employment agreement, the executive is not entitled to receive severance pay. If the executive is terminated without cause, he is entitled to receive his then current salary for the remaining term of the employment agreement but in no event, less than two years of such salary. Each of the employment agreements contains a provision that the executive will not compete or engage in a business competitive with the current or anticipated business of the Company for the term of the agreement and for one year thereafter if the executive is terminated for cause or the executive terminates his employment. In addition, each executive agreed not to disclose confidential information of the Company during the term of his employment or thereafter.

In October of 1997, the Company entered into a one year employment agreement, with a two year extension that may be exercised at the Company's sole discretion, with David H. Galpern which provides for an annual base salary of $197,000. The agreement also provides the executive with the option to purchase 300,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the date of the grant. The option to purchase these shares was issued pursuant to the Company's 1996 Stock Option Plan and is an Incentive Stock Option as defined in the plan. The option will vest and be exercisable as to 100,000 shares upon the completion of one full year of employment by the executive with the Company, as to an additional 100,000 shares upon the completion of a second consecutive full year of employment with the Company, and as to the final 100,000 shares upon the completion of a third full year of employment with the Company. The option will no longer be exercisable after October 31, 2005. If the executive is terminated for cause, as defined in his employment agreement, the executive is not entitled to receive severance pay. If the executive is terminated without cause, he is entitled to receive his then current salary for the remaining term of the employment agreement but in no event more than one year of such salary. The employment agreement contains a provision that the executive will not compete or engage in a business competitive with the current or anticipated business of the Company for the term of the agreement and for two years thereafter. In addition, the executive agreed not to disclose confidential information of the Company during the term of his employment or thereafter.

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

The Company's Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company (approximately 60 individuals), including officers and directors (whether or not employees) of the Company. The Stock Option Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and non-statutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, or a committee thereof, except that the per share exercise price of options will not be less than the fair market value of the Common Stock on the date of grant, and, in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value of the shares covered by incentive stock options granted under the Plans that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

Only non-employee directors are eligible to receive options under the Directors Plan. The Directors Plan provides for an automatic grant of options to purchase 2,000 shares of Common Stock upon a person's election as a director of the Company and an automatic grant of options to purchase 2,000 shares of Common Stock upon such person's re-election as a director of the Company. All such options are required to have an exercise price equal to not less than the fair market value of the Common Stock at the date of grant.

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

401(K) PLAN

Through a professional employer organization, effective January 1998 the Company has implemented a 401(k) Profit Sharing Plan and Trust, ("401(k) Plan"). With the exception of individuals employed by the Company as of the initial plan year effective date, who will be immediately eligible to participate in the plan, employees will become eligible to participate after completing one year of service provided the employee is over the age 21. Participants may elect to contribute from 1% to 15% of their annual compensation into the 401(k) Plan. The Company will make matching contributions in an amount equal to 25% of the participant's contribution. Participants shall become vested in the employer contribution portion of their account as follows:

           Years of Vesting Service     Vesting %
           ------------------------     ---------
                     1                    0 %
                     2                   20 %
                     3                   40 %
                     4                   60 %
                     5                   80 %
                 6 or more              100 %

The 401(k) Plan will be administered by, and offer the funds and investment options of, a national asset management company.

PERFORMANCE GRAPH

Set forth below is a graph comparing the cumulative shareholder returns from a $100 investment in the Company's Common Stock and reinvestment of dividends from June 10, 1997 (the date the Common Stock was first traded on the American Stock Exchange through December 31, 1997 with (i) companies with market capitalizations comparable to that of the Company (which includes all companies listed on the American Stock Exchange having market capitalizations between $75,000,000 and $100,000,000 as of December 31, 1997) and (ii) companies listed on the American Stock Exchange with SIC Codes ranging from 7900 to 7999. The Company did not pay any dividends on its Common Stock during this period.

                      COMPARISON OF CUMULATIVE TOTAL RETURN
           AMONG MAGICWORKS ENTERTAINMENT INCORPORATED, COMPANIES WITH MARKET CAPITALIZATION BETWEEN $75,000,000 AND $100,000,000
     AND A PEER GROUP INDEX COMPOSED OF COMPANIES WITH SIC CODES 7900-7999

          CRSP TOTAL RETURNS INDEX FOR:             6/10/97   6/30/97   7/31/97   8/29/97   9/30/97   10/31/97  11/28/97   12/31/97
          -----------------------------             -------   -------   -------   -------   -------   --------  --------   --------
          Magicworks Entertainment Incorporated     100.000    80.000    64.000    80.000    72.000     68.000    56.000     44.000

          AMEX Stocks                               100.000   100.353   105.324   108.568   120.639    117.310   112.058    111.228
          (Market cap between $75M and $100M on
          12/31/97)

          AMEX Stocks (SIC 7900-7999 US             100.000   107.154    95.818   105.168   106.044     94.131    88.405     84.946
          Companies)

          Amusement and recreation services

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighed daily, using the market capitalization on the previous trading day.
C If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.   The index level for all series was set to S100.0 on 6/10/97.



THE COMPARISONS IN THIS TABLE ARE REQUIRED BY THE SECURITIES AND EXCHANGE COMMISSION AND ARE NOT INTENDED TO FORECAST OR BE INDICATIVE OF POSSIBLE FUTURE PERFORMANCE OF THE COMMON STOCK.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

THE FOLLOWING TABLE SETS FORTH, AS OF MARCH 23, 1998 INFORMATION WITH RESPECT TO THE BENEFICIAL OWNERSHIP OF THE COMMON STOCK BY (i) EACH PERSON KNOWN BY THE COMPANY TO BE THE OWNER OF MORE THAN 5% OF THE OUTSTANDING COMMON STOCK, (ii) EACH DIRECTOR, (iii) EACH OF THE NAMED OFFICERS, AND (iv) ALL DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AS A GROUP.

                                                                AMOUNT AND NATURE    PERCENTAGE OF
                                                                  OF BENEFICIAL       OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                            OWNERSHIP        SHARES OWNED(2)
-------------------------------------------------------------    ---------------    ---------------
JOE MARSH ....................................................       8,487,012        34.8%

BRAD KRASSNER ................................................       3,246,508        13.3%

LEE MARSHALL .................................................       3,460,872        14.2%

GLENN BECHDEL ................................................       2,892,086        11.8%

H. YALE GUTNICK ..............................................          19,000          *

JOHN W. BALLARD ..............................................       1,170,012         4.8%

STEPHEN BOULAY ...............................................         129,989          *

RONALD J. KORN ...............................................           4,000          *

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (13 PERSONS) .      20,093,015        82.3%



----------
*    Less than 1%.

(1) Each beneficial owner has an address in care of Magicworks Entertainment Incorporated, 930 Washington Avenue, Miami Beach, Florida 33139.

(2)  Based on a total of 24,420,221 shares outstanding.

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

DISTRIBUTIONS

Prior to being consolidated with MEI, the Constituent Corporations operated as S corporations under the applicable provisions of the Code. In connection therewith, the Constituent Corporations declared and paid distributions during 1995 in the amounts of $417,782, $2,081,057 and $760,041 and $701,839 to Messrs.
Krassner, Marsh, Marshall and Bechdel, respectively. In 1996, the Company declared and paid distributions to Messrs. Krassner, Marsh, Marshall, Bechdel, and Ballard in the respective amounts of $145,040, $1,419, 772, $473,256, $473,256 and $1,472,861. In 1997, Messier. Ballard received a final distribution from MWI in the amount of $158,927. Such distributions were in addition to the salaries paid to Messrs. Marsh, Marshall Bechdel and Ballard.

LEASES

In May 1996, the Company entered into a lease agreement with respect to its Miami Beach office with a corporation that is owned by Messrs. Krassner and Marsh. The agreement calls for monthly lease payments of $3,250 for a five-year term. The agreement further provides for annual increases of $200 per month during its term. The Company paid rent pursuant to this lease and a prior lease for such property for the years ended December 31, 1997, 1996 and 1995 in the amounts of $43,788, $27,306 and $39,000, respectively.

In November 1994, the Company entered into a lease for its Ohio office, which is owned by Mr. Marshall. The agreement calls for monthly rental payments of approximately $3,127, and expired in December 1997. The Company continues to occupy such premises on a month to month rental basis. The Company paid rent pursuant to such lease during 1997, 1996 and 1995 in the aggregate amounts of $30,044, $37,984 and $33,000, respectively.

In December 1996, the Company renewed its lease for its Salt Lake City, Utah office that is co-owned by Mr. Ballard. The lease, which expires in December 2000 calls for monthly rental payments of approximately $3,000. The Company paid rent pursuant to such lease during 1997, 1996 and 1995 in aggregate amounts of $33,000, $31,000 and $18,100, respectively.

OTHER ITEMS

In November 1995, one of the Constituent Corporations issued to an individual its convertible promissory note in the amount of $100,000 exchangeable into shares of common stock of such Constituent Corporation. Such individual assigned such convertible promissory note to Mr. Krassner in exchange for 75,167 shares of the Company owned by Mr. Krassner. Mr. Krassner then canceled the note, and, as a result, the Company extinguished an $89,235 of a $100,000 debt owed by Mr. Krassner to the Company, leaving a balance owing from the Company to Mr. Krassner of $10,765 with respect to such debt which was paid in August of 1996.

In July and September 1996, the Company closed the Private Placement in which it received gross proceeds of $10,371,500. A total of 120 investors purchased Units in the Private Placement. Brad Krassner, Joe Marsh, Lee Marshall and H. Yale Gutnick, a director of the Company, also invested in the Private Placement (purchasing 11,000, 22,000, 11,000 and 5,000 shares of Common Stock and $25,500, $51,000, $25,500 and $12,500 of principal amount of Notes, respectively).

The Company has paid management fees for accounting, general management, office and other administrative services to Diamond Bullet Corporation, an entity controlled by Mr. Krassner. Such fees aggregated were $0, $25,750 and $53,218 in 1997, 1996 and 1995, respectively.

As of June 30, 1996, MovieTime Entertainment Incorporated, a Florida corporation ("MovieTime") which was acquired by the Company in August, 1996 was indebted to the Company in the amount of $459,398 plus accrued interest. The Company obtained such funds under a credit line with Merrill Lynch. As a result of the Company's acquisition of MovieTime, the indebtedness to the Company was eliminated in consolidation and the Company became indebted to Merrill Lynch during August 1996, which indebtedness has been paid in full.

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

In connection with the Private Placement, the Company paid Capital Growth (as the placement agent for such Private Placement) an aggregate cash commission of $790,120 and a non-accountable expense allowance of $172,530.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) See Item 8 above for a list of financial statements included as part of this Annual Report on Form 10-K.

(b) The Company filed no Current Reports on Form 8-K during the last quarter of fiscal 1997.

(c) Exhibits.

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
21.1     Subsidiaries of Registrant

27.1     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         MAGICWORKS ENTERTAINMENT
         INCORPORATED


         By: /s/ Brad Krassner
            ----------------------------
            Brad Krassner
            Co-Chairman of the Board and
            Chief Executive Officer

Dated:   March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                 DATE
---------                           -----                                 ----
/S/ Brad Krassner          Co-Chairman of the Board and                March 30, 1998
-------------------------  Chief Executive Officer
Brad Krassner              (Principal Executive Officer)

/S/ Lee Marshall           President and Chief Operating               March 30, 1998
-------------------------  Officer
Lee Marshall

/S/ David H. Galpern       Executive Vice President and                March 30, 1998
-------------------------  Chief Financial Officer
David H. Galpern           (Principal Accounting Officer)

/S/ Joe Marsh              Co-Chairman of the Board                    March 30, 1998
-------------------------
Joe Marsh

/S/ H. Yale Gutnick        Director                                    March 30, 1998
-------------------------
H. Yale Gutnick

/S/ Ronald J. Korn         Director                                    March 30, 1998
-------------------------
Ronald J. Korn

/S/ John W. Ballard        Director                                    March 30, 1998
-------------------------
John W. Ballard


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
21.1        Subsidiaries of Registrant

27.1        Financial Data Schedule