Form 10-Q
period 1998-03-31
MAGICWORKS ENTERTAINMENT INC
filed 1998-05-15
CIK 765803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

           Common stock, par value $.001 per share: 24,420,221 shares outstanding as of May 11, 1998

                      MAGICWORKS ENTERTAINMENT INCORPORATED


                                      INDEX

                                                                                PAGE
                                                                                ----
PART I.     FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 1998 and December 31, 1997                                     3

         Consolidated Statements of Income
         Three Months Ended March 31, 1998 and 1997                               4

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1998 and 1997                               5

         Notes to Consolidated Financial Statements                               7


ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                8



PART II.    OTHER INFORMATION


ITEM 1.  Legal Proceedings.                                                      11

ITEM 2.  Changes in Securities and Use of Proceeds.                              11

ITEM 3.  Defaults upon Senior Securities.                                        11

ITEM 4.  Submission of Matters to a Vote of Security Holders.                    11

ITEM 5.  Other Information.                                                      11

ITEM 6.  Exhibits and Reports on Form 8-K.                                       11

         Signatures                                                              12

MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  MARCH 31,          DECEMBER 31,
                                                    1998                 1997
                                               --------------     ------------------
                  ASSETS                         (UNAUDITED)           (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents                     $  4,412,036         $  5,410,837
  Accounts and notes receivable, net               2,902,960            1,735,123
  Inventories                                      1,001,291              486,954
  Advances and temporary deposits                    710,049              582,809
  Prepaid show expenses                            5,257,970              929,566
  Other current assets                               503,192              477,003
                                                ------------         ------------
     TOTAL CURRENT ASSETS                         14,787,498            9,622,292

PROPERTY AND EQUIPMENT, NET                        2,129,042            2,098,785
INVESTMENTS IN PARTNERSHIPS                        3,980,689            4,273,973
DEFERRED COSTS, NET                                1,200,908              983,679
INTANGIBLE ASSETS, NET                               386,667              399,167
OTHER ASSETS                                          67,500               67,500
                                                ------------         ------------

     TOTAL ASSETS                               $ 22,552,304         $ 17,445,396
                                                ============         ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Borrowings under credit agreement             $  4,000,000         $         --
  Current portion of long-term debt                  303,906              299,557
  Accounts payable                                 1,299,072            1,252,517
  Accrued liabilities                              1,191,786              532,648
  Deferred income                                  3,739,950            3,479,469
  Due to affiliates                                   38,053              357,451
                                                ------------         ------------
     TOTAL CURRENT LIABILITIES                    10,572,767            5,921,642

LONG-TERM DEBT, NET OF CURRENT PORTION             5,915,716            6,047,163
                                                ------------         ------------
     TOTAL LIABILITIES                            16,488,483           11,968,805
                                                ------------         ------------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 5,000,000
     shares authorized; none issued                       --                   --
  Common stock, $.001 par value; 50,000,000
     shares authorized; 24,420,221 and
     24,404,300 issued and outstanding at
     March 31, 1998 and December 31, 1997,
     respectively                                     24,420               24,404
  Additional paid-in capital                       4,134,325            4,078,618
  Retained earnings                                1,905,076            1,373,569
                                                ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY                    6,063,821            5,476,591
                                                ------------         ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 22,552,304         $ 17,445,396
                                                ============         ============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                    THREE MONTHS ENDED MARCH 31,
                                                                      1998                1997
                                                                 ------------         -------------
                                                                  (UNAUDITED)          (UNAUDITED)
REVENUES
  Promotion                                                      $  4,974,990          $ 2,815,273
  Merchandising                                                     3,364,157            1,079,449
  Income from investments in partnerships                             286,124              948,104
  Other                                                               809,597              546,783
                                                                 ------------         ------------
    TOTAL REVENUES                                                  9,434,868            5,389,609
                                                                 ------------         ------------

OPERATING EXPENSES
  Promotion                                                         3,471,696            1,964,460
  Salaries, wages and benefits                                      1,254,964              663,111
  Merchandising                                                     2,493,010              856,380
  General and administrative                                        1,198,180              958,322
                                                                 ------------         ------------
    TOTAL OPERATING EXPENSES                                        8,417,850            4,442,273
                                                                 ------------         ------------

INCOME FROM OPERATIONS                                              1,017,018              947,336

OTHER INCOME (EXPENSE)
  Interest income                                                      36,395               68,305
  Interest expense                                                   (184,190)            (158,093)
                                                                 ------------         ------------

    INCOME BEFORE PROVISION FOR INCOME TAXES                          869,223              857,548

PROVISION FOR INCOME TAXES                                           (337,716)            (334,444)
                                                                 ------------         ------------

    NET INCOME                                                    $   531,507          $   523,104
                                                                 ============         ============

NET INCOME PER SHARE, BASIC AND DILUTED                           $      0.02          $      0.02
                                                                 ============         ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC                  24,411,730           24,394,300
                                                                 ============         ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED                24,411,730           27,586,328
                                                                 ============         ============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Three Months Ended March 31,
                                                                     ------------------------------
                                                                           1998           1997
                                                                     -----------        -----------
                                                                     (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                           $   531,507        $   523,104

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
     Depreciation and amortization                                       148,805            129,214
     Deferred income tax provision                                            --            (34,283)
     Loss on sale of property and equipment                                   --                673
     CHANGES IN OPERATING ASSETS AND LIABILITIES
      Accounts and notes receivable, net                              (1,167,837)          (251,029)
      Inventories                                                       (514,337)            40,009
      Advances and temporary deposits                                   (127,240)           (26,646)
      Prepaid show expenses                                           (4,328,404)                --
      Other current assets                                               (26,189)          (838,682)
      Deferred costs                                                    (263,790)           (27,875)
      Accounts payable                                                    46,555            (19,658)
      Accrued liabilities                                                659,861            328,266
      Deferred income                                                    260,481          1,006,770
                                                                     -----------        -----------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             (4,780,588)           829,863
                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment                                      (120,001)           (47,103)
Proceeds from sale of assets                                                  --            143,500
Investments in partnerships                                              293,284         (3,925,545)
(Advance to) payments from affiliates                                   (319,398)            39,507
                                                                     -----------        -----------
      NET CASH USED IN INVESTING ACTIVITIES                             (146,115)        (3,789,641)
                                                                     -----------        -----------



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                  (CONTINUED)

             MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                       1998            1997
                                                                   -----------      -----------
                                                                   (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from debt                                                     4,000,000               --
Repayment of debt                                                        (72,098)        (219,569)
Distributions                                                                 --         (175,115)
Stock registration costs                                                      --          (56,481)
                                                                     -----------      -----------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              3,927,902         (451,165)
                                                                     -----------      -----------

      NET DECREASE IN CASH AND CASH EQUIVALENTS                         (998,801)      (3,410,943)


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           5,410,837        5,936,611
                                                                     -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 4,412,036      $ 2,525,668
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the year for:

   Interest                                                         $     15,495      $    28,449
                                                                    ============      ===========

   Income taxes                                                     $         --      $    96,706
                                                                    ============      ===========
SUPPLEMENTAL INFORMATION ON NONCASH FINANCING ACTIVITIES

    Conversion of bonds to common stock                             $     55,723      $        --
                                                                    ============      ===========







       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            MAGICWORKS ENTERTAINMENT
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 1 of the notes to consolidated financial statements included in the corporation's annual report on Form 10-K for the fiscal year ended December 31, 1997. For certain theatrical production partnerships and concert joint ventures wherein the Company did not own in excess of a 50% interest, their results were formerly consolidated into the operations of the Company. Effective January 1, 1998, the net assets and results of operations of and from these partnerships have been deconsolidated from the current and historical financial statement presentation of the Company.

2.  DEBT

The Company has a committed line of credit agreement expiring in May 1998 with a bank that provides a revolving credit facility of $5.0 million. Borrowings under this agreement bear interest at the London Interbank Offered Rate (LIBOR) plus 250 basis points. This agreement is collateralized by substantially all the Company's assets. At March 31, 1998, $4.0 million was outstanding as compared to no outstanding balance at December 31, 1997. The Company intends to renew this line of credit and has received an indication of willingness to do so from its senior lender.

3.  COMMITMENTS AND CONTINGENCIES

There have been no material changes in commitments and contingencies from those disclosed in the Company's December 31, 1997 Form 10-K.

4.  NET INCOME PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." Statement of Financial Accounting Standards ("SFAS") No. 128 simplifies the current standards for computing earnings per share ("EPS") under Accounting Principles Board Opinion ("APB") 15, "Earnings per Share," by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. The impact of adopting SFAS 128 in 1997 was immaterial.

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share assumes the maximum dilutive effect from stock options and warrants, and conversion of the Company's convertible notes. For all periods presented, basic and diluted net income per share are the same.

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations for the three month periods ended March 31,

                                                                                            1998                1997
                                                                                         ----------          ----------
Weighted average number of common shares                                                 24,411,730          24,394,300
Impact of dilutive warrants, options and unsecured senior convertible notes (1)                  --           3,192,028
                                                                                         ----------          ----------
Weighted average number of shares of common stock and common stock equivalents
for fully diluted earnings per share                                                     24,411,730          27,586,328
                                                                                         ==========          ==========


         (1) Warrants, options and unsecured senior convertible notes are anti-dilutive at March 31, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGE IN BASIS OF PRESENTATION

Results of operations for the three months ended March 31, 1997 have been reclassified to deconsolidate the revenue and expense from certain partnerships wherein the Company did not own a greater than 50% interest. Such reclassification of prior period components of operations has no net impact on the Company's results for the period ended March 31,1997, but allows for consistency in presentation of prior period results with those of the current period. Statements of position used to prepare the consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997 have been adjusted accordingly to take into account the deconsolidation of the aforementioned partnerships.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Revenues increased by $4.0 million to $9.4 million for the three months ended March 31, 1998, from $5.4 million in the three months ended March 31, 1997, primarily due to increases in revenues from promotion and merchandising activities which were partially offset by a decrease in income from investments in partnerships. See discussion below.

Promotion revenues showed an increase of $2.2 million, to $5.0 million during the three months ended March 31, 1998 from $2.8 million for the corresponding 1997 period. The Company's promotion of the tours of Riverdance, Les Miserables, and Grease have increased revenues during the 1998 period as compared to the same period in 1997. Expenses directly relating to the Company's promotion revenues, expressed as a percentage of such revenue, remained constant at 69.8%.

Merchandising revenues increased by $2.3 million, or 211.7%, to $3.4 million in the three months ended March 31, 1998 from $1.1 million in the corresponding period of 1997. The Company's merchandising revenue is largely dependent on the number of performance weeks of a production for which the Company has acquired merchandising rights. The Company maintains such rights for all of its productions and negotiates for merchandising rights to other touring shows. The increase in 1998 is due to an increase of approximately 30 performance weeks in the first quarter of 1998 compared to the corresponding period in 1997. Revenues from the merchandising division were further enhanced by the tours of Rugrats and Scotland the Brave which primarily played in arenas rather than smaller capacity theaters.

Merchandising costs, expressed as a percentage of merchandising revenue, decreased by 5.2% to 74.1% for the three months ended March 31, 1998 from 79.3% for the comparable period of 1997. Increased volume resulted in the realization of efficiencies with regard to certain costs related to the manufacturing, warehousing, and handling of merchandise.

Income from investments in partnerships decreased $0.6 million to $0.3 million for the three months ended March 31, 1998 from $0.9 million in the corresponding period in 1997 primarily due a decrease in sponsorship fees received by the partnerships in the prior year period.

Other revenues increased by $0.3 million, or 48.1%, to $0.8 million in the three months ended March 31, 1998 from $0.5 million in the corresponding period of 1997 largely as a result of $0.2 million received from the Company's Touring Artist subsidiary in connection with its management of the tour of The Preservation Hall Jazz Band, and increased transportation division activity in the first quarter of 1998 as the result of servicing the Rugrats Tour.

Salaries, wages and benefits increased by $0.6 million to $1.3 million in the three month period ended March 31, 1998 from $0.7 million during the corresponding period in 1997, as a result of expanding the corporate financial staff, establishing a corporate legal function, the start up of the Company's 401(k) Plan, which includes matching contributions by the Company, and the operations of the Company's recently formed sports division. Increased expenses of $0.1 million were incurred by the transportation division as a result of the Rugrats Tour.

General and administrative expenses increased $0.2 to $1.2 million from $1.0 million in the corresponding period in the prior year primarily due to expenses related to the management services performed by the Company's Touring Artist subsidiary in connection with its management of the tour of The Preservation Hall Jazz Band as mentioned above in the discussion of other revenue. Additional expenses were also incurred as a result of opening an additional office in Miami Beach to house the merchandising and sports divisions.

Interest expense increased slightly due to the Company's utilization of its line of credit agreement to fund significant artist advances paid in connection with the upcoming Janet Jackson Tour.

LIQUIDITY AND SOURCES OF CAPITAL

At March 31, 1998, the Company had working capital of $4.2 million compared to $3.7 million at December 31, 1997. The increase in working capital at March 31, 1998 as compared to the prior year period, is comprised of an increase in current assets of $5.0 million and an increase in current liabilities of $4.5 million. The increase in current assets is primarily attributable to increases in prepaid show expenses, receivables, and inventory. The increase in current liabilities is primarily due to the $4.0 million borrowed against the bank line of credit in the first quarter of 1998, as well as increases in accrued liabilities and deferred income. See more detailed discussion of these items below.

The Company has a committed line of credit agreement expiring in May 1998 with a bank that provides a revolving credit facility of $5.0 million. Borrowings under this agreement bear interest at the London Interbank Offered Rate (LIBOR) plus 250 basis points. This agreement is collateralized by substantially all the Company's assets. At March 31, 1998, $4.0 million was outstanding as compared to no outstanding balance at December 31, 1997. The Company intends to renew this line of credit and has received an indication of willingness to do so from its senior lender.

The Company's indebtedness consists of $1.2 million collateralized by buses used in the Company's business, and $5.2 million of Convertible Notes sold in a private placement in the third quarter of 1996.

The Company's principal anticipated capital expenditures over the next several years are expected to relate primarily to acquisitions, if suitable opportunities arise, and the production of additional theatrical productions.

Net cash used by operating activities during the three months ended March 31, 1998 was $4.8 million as compared to cash provided by operations of $0.8 million in the corresponding period of 1997. The increase in net cash used by operating activities in 1998 related to increases in prepaid show expenses principally arising from artist advances made in connection with the upcoming Janet Jackson tour, increases in inventory relating the Rugrats Tours, and increases in receivables relating to various of the Company's activities. The increase in cash used was partially offset by increases in deferred income and accrued liabilities.

Net cash used by investing activities totaled $0.1 million during the three months ended March 31, 1998 as compared to $3.8 million in the corresponding period of 1997. Cash used in investing activities in 1998 primarily related to capital expenditures and payments of amounts due to affiliates, with such amounts being offset by distributions received from partnerships wherein the Company holds investments. The increase in cash used in investing activities for 1997 related primarily to the Company's investment in theatrical and concert productions and promotions.

Net cash provided by financing activities totaled $3.9 million during the three months ended March 31, 1998 as compared to net cash used in financing activities of $0.5 million in the corresponding period of 1997. The increase in cash provided for 1998 related principally to the amounts borrowed against the Company's line of credit during the first quarter of 1998. The cash used in financing activities for the corresponding period in 1997 was primarily due to the repayment of bus loans and final S-Corp distribution payments made to original shareholders of Space Agency, Inc.

FORWARD LOOKING STATEMENTS

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

               Refer to Note 3 of the Notes to the Consolidated Financial Statements.

ITEM 2.  Changes in Securities and Use of Proceeds.

               Not applicable.

ITEM 3.  Defaults upon Senior Securities.

               Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

               Not applicable.

ITEM 5.  Other Information

               Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

               There were no Reports filed on Form 8-K.

               Exhibits

               Exhibit 27.0   Financial Data Schedule

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 1998

                  MAGICWORKS ENTERTAINMENT INCORPORATED


                  By /s/ Brad L. Krassner
                  -------------------------------------
                  Brad L. Krassner
                  Co-Chairman of the Board of Directors
                  and Chief Executive Officer

                  By /s/ David H. Galpern
                  -------------------------------------
                  David H. Galpern
                  Executive Vice President
                  and Chief Financial Officer