Form 10-Q
period 1998-06-30
MAGICWORKS ENTERTAINMENT INC
filed 1998-08-13
CIK 765803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ________ to ________

                        Commission File Number 2-96624-D

                      MAGICWORKS ENTERTAINMENT INCORPORATED
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    87-0425513
   ---------------------------------           ---------------------------------
      (State of incorporation)                 (IRS Employer Identification No.)


      930 WASHINGTON AVENUE
       MIAMI BEACH, FLORIDA                                    33139
----------------------------------------                  ---------------
(Address of principal executive offices)                     (zip code)


                                 (305) 532-1566
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

           Common stock, par value $.001 per share: 24,427,652 shares outstanding as of August 10, 1998

                      MAGICWORKS ENTERTAINMENT INCORPORATED


                                      INDEX


                                                                                              PAGE
                                                                                              ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets
         June 30, 1998 and December 31, 1997                                                      3

         Consolidated Statements of Income
         Three Months and Six Months Ended June 30, 1998 and 1997                                 4

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1998 and 1997                                                  5

         Notes to Consolidated Financial Statements                                               7


ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                9

PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings.                                                                      14

ITEM 2.  Changes in Securities and Use of Proceeds.                                              14

ITEM 3.  Defaults upon Senior Securities.                                                        14

ITEM 4.  Submission of Matters to a Vote of Security Holders.                                    14

ITEM 5.  Other Information.                                                                      14

ITEM 6.  Exhibits and Reports on Form 8-K.                                                       14

         Signatures                                                                              15



MAGICWORKS ENTERTAINMENT INCORPORATED AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

             Magicworks Entertainment Incorporated and Subsidiaries
                           Consolidated Balance Sheets

                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                         -----------          -----------
                                                                                         (Unaudited)           (Audited)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                           $ 6,383,715          $ 5,410,837
     Accounts and notes receivable, net                                                    2,614,418            1,735,123
     Inventories                                                                             715,443              486,954
     Advances and temporary deposits                                                         233,158              582,809
     Prepaid show expenses                                                                 8,532,595              929,566
     Other current assets                                                                    462,275              477,003
                                                                                         -----------          -----------
         TOTAL CURRENT ASSETS                                                             18,941,604            9,622,292

PROPERTY AND EQUIPMENT, NET                                                                2,104,950            2,098,785
INVESTMENTS IN PARTNERSHIPS                                                                3,855,219            4,273,973
DEFERRED COSTS, NET                                                                        1,703,050              983,679
INTANGIBLE ASSETS, NET                                                                       374,167              399,167
OTHER ASSETS                                                                                 117,500               67,500
                                                                                         -----------          -----------
         TOTAL ASSETS                                                                    $27,096,490          $17,445,396
                                                                                         ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Borrowings under credit agreement                                                   $ 3,100,000          $        --
     Current portion of long-term debt                                                       306,635              299,557
     Accounts payable                                                                      1,077,712            1,252,517
     Accrued liabilities                                                                     530,108              532,648
     Deferred income                                                                       9,770,271            3,479,469
     Due to affiliates                                                                        30,198              357,451
                                                                                         -----------          -----------
         TOTAL CURRENT LIABILITIES                                                        14,814,924            5,921,642

LONG-TERM DEBT, NET OF CURRENT PORTION                                                     5,810,422            6,047,163
                                                                                         -----------          -----------
         TOTAL LIABILITIES                                                                20,625,346           11,968,805
                                                                                         -----------          -----------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued                   --                   --
     Common stock, $.001 par value; 50,000,000 shares authorized; 24,427,652 and 24,404,300 issued and outstanding at June 30, 1998 and
         December 31, 1997, respectively                                                      24,427               24,404
     Additional paid-in capital                                                            4,160,326            4,078,618
     Retained earnings                                                                     2,286,391            1,373,569
                                                                                         -----------          -----------
         TOTAL STOCKHOLDERS' EQUITY                                                        6,471,144            5,476,591
                                                                                         -----------          -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $27,096,490          $17,445,396
                                                                                         ===========          ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

             Magicworks Entertainment Incorporated and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                              -------------------------------      -----------------------------
                                                                  1998               1997              1998               1997
                                                              ------------       ------------      ------------     ------------
REVENUES
    Production                                                $  2,630,405       $  3,134,762      $  2,630,405     $  3,134,762
    Promotion                                                   20,401,925          2,598,685        25,376,916        5,413,958
    Merchandising                                                4,354,689          1,398,380         7,718,846        2,477,829
    Income (loss) from investments in partnerships                 (23,249)          (141,879)          262,875          806,225
    Other                                                          336,181            404,376         1,145,778          951,159
                                                              ------------       ------------      ------------     ------------
        TOTAL REVENUES                                          27,699,951          7,394,324        37,134,820       12,783,933
                                                              ------------       ------------      ------------     ------------

OPERATING EXPENSES
    Production                                                   2,187,153             47,658         2,187,153           47,658
    Promotion                                                   18,754,492          2,828,931        22,226,188        4,793,391
    Salaries, wages and benefits                                 1,201,896            888,461         2,456,860        1,551,572
    Merchandising                                                3,833,409            877,604         6,326,419        1,733,984
    General and administrative                                     904,240          1,886,639         2,030,748        2,803,211
                                                              ------------       ------------      ------------     ------------
        TOTAL OPERATING EXPENSES                                26,881,190          6,529,293        35,227,368       10,929,816
                                                              ------------       ------------      ------------     ------------

INCOME FROM OPERATIONS                                             818,761            865,031         1,907,452        1,854,117

OTHER INCOME (EXPENSE)
    Interest income                                                 38,079             21,463            74,473           89,768
    Interest expense                                              (354,675)          (204,002)         (610,537)        (403,845)
                                                              ------------       ------------      ------------     ------------

        INCOME BEFORE PROVISION FOR INCOME TAXES                   502,165            682,492         1,371,388        1,540,040

PROVISION FOR INCOME TAXES                                        (120,850)          (266,172)         (458,566)        (600,616)
                                                              ------------       ------------      ------------     ------------
        NET INCOME                                            $    381,315       $    416,320      $    912,822     $    939,424
                                                              ============       ============      ============     ============
NET INCOME PER SHARE, BASIC AND DILUTED                       $       0.02       $       0.02      $       0.04     $       0.04
                                                              ============       ============      ============     ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC               24,423,028         24,394,299        24,417,467       24,394,299
                                                              ============       ============      ============     ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED             24,739,388         24,475,876        24,608,129       25,571,861
                                                              ============       ============      ============     ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

             Magicworks Entertainment Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Six Months Ended June 30,
                                                                     -----------------------------
                                                                         1998              1997
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                           $   912,822       $   939,424
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
     Depreciation and amortization                                       188,285           145,361
     Deferred income tax provision                                            --          (205,697)
     Loss (gain) on sale of property and equipment                            --           (24,685)
     CHANGES IN OPERATING ASSETS AND LIABILITIES
       Accounts and notes receivable, net                               (879,295)          265,346
       Inventories                                                      (228,489)           42,749
       Preproduction costs                                                    --        (1,173,833)
       Advances and temporary deposits                                   349,651            91,479
       Prepaid show expenses                                          (7,603,029)               --
       Other current assets                                               14,728            76,007
       Other assets                                                      (50,000)               --
       Deferred costs                                                   (719,371)           47,614
       Accounts payable                                                 (174,805)          226,942
       Accrued liabilities                                                  (809)          384,943
       Deferred income                                                 6,290,802         1,212,027
                                                                     -----------       -----------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES            (1,899,510)        2,027,677
                                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment                                      (169,450)          (15,151)
Proceeds from sale of assets                                                  --           143,500
Investments in partnerships                                              418,754        (4,839,820)
(Advance to) payments from affiliates                                   (327,253)           39,170
Intangible assets                                                             --            34,592
                                                                     -----------       -----------
       NET CASH USED IN INVESTING ACTIVITIES                             (77,949)       (4,637,709)
                                                                     -----------       -----------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                                   (continued)

             Magicworks Entertainment Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (Continued)

                                                                         Six Months Ended June 30,
                                                                      -----------------------------
                                                                          1998              1997
                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from debt                                                    $ 3,100,000       $   375,000
Repayment of debt                                                        (149,663)         (290,755)
Distributions                                                                  --          (175,115)
Stock registration costs                                                       --           (91,148)
                                                                      -----------       -----------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              2,950,337          (182,018)
                                                                      -----------       -----------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               972,878        (2,792,050)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            5,410,837         5,936,611
                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 6,383,715       $ 3,144,561
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the year for:

     Interest                                                         $   343,506       $   311,145
                                                                      ===========       ===========
     Income taxes                                                     $   457,388       $   997,105
                                                                      ===========       ===========

SUPPLEMENTAL INFORMATION ON NONCASH FINANCING ACTIVITIES

     Conversion of notes to common stock                              $    81,736       $        --
                                                                      ===========       ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      MAGICWORKS ENTERTAINMENT INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for the quarterly financial reporting are the same as those disclosed in Note 1 of the notes to consolidated financial statements included in Magicworks Entertainment Incorporated's ("the Company") annual report on Form 10-K for the fiscal year ended December 31, 1997. For certain theatrical production partnerships and concert joint ventures wherein the Company did not own in excess of a 50% interest, their results were formerly consolidated into the operations of the Company. Effective January 1, 1998, the net assets and results of operations of and from these partnerships have been deconsolidated from the current and historical financial statement presentation of the Company.

2.  DEBT

The Company has a committed line of credit agreement expiring in May 1999 with a bank that provides a revolving credit facility of $7.5 million. Borrowings under this agreement bear interest at the London Interbank Offered Rate (LIBOR) plus 250 basis points. This agreement is collateralized by substantially all the Company's assets. At June 30, 1998, $3.1 million was outstanding as compared to no outstanding balance at December 31, 1997.

3.   COMMITMENTS AND CONTINGENCIES

LITIGATION

In October 1994, a former independent contractor filed a complaint against the partnership that produced "Jesus Christ Superstar" in the Common Pleas Court of Philadelphia County seeking consequential damages of $5,000,000 arising from the termination of an employment contract by such partnership. On July 17, 1998, the Judge in this case entered an order granting Summary Judgement in favor of all of the Defendants. The Plaintiff has filed for an appeal of the Summary Judgement Order. Management believes, based on the advise of counsel that the lawsuit is without merit, and the outcome of this suit will not have a material adverse effect on its financial condition or results of operations.

In June of 1998, an action was brought by Cook County Illinois against the Village of Rosemont and numerous Defendants including Magic Promotions, Inc. (now known as Magicworks Theatricals, Inc. ("MTI")). The lawsuit relates to a Cook County ordinance requiring the Village of Rosemont and others who produce and/or promote entertainment events in Cook County to collect an entertainment tax based on every ticket sold for each live entertainment event. The Village of Rosemont, however, passed a Village Ordinance that negated the Cook County Ordinance on its face and did not require the parties who promoted or produced events in the Village's facilities to pay the entertainment tax. To date, MTI has not been named as an actual Defendant, but only as an "Respondent in Discovery". Management believes, based on the advise of counsel, that the Cook County claim is without merit, and that the outcome of this suit will not have a material adverse effect on its financial condition or results of operations.

Except for the items discussed above, there have been no material changes in commitments and contingencies from those disclosed in the Company's December 31, 1997 Form 10-K.

4.   NET INCOME PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 simplifies the current standards for computing earnings per share ("EPS") under Accounting Principles Board Opinion ("APB") 15, "Earnings per Share," by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation, for complex capital

                      MAGICWORKS ENTERTAINMENT INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. The impact of adopting SFAS 128 in 1997 was immaterial.

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share assumes the maximum dilutive effect from stock options and warrants, and conversion of the Company's convertible notes. For all periods presented, basic and diluted net income per share are substantially the same.

The following is the reconciliation of the number of shares used in the basic and diluted earnings per share calculations for the three-month and six-month periods ended June 30:


                                                                               3 MONTHS                        6 MONTHS
                                                                      --------------------------      --------------------------
                                                                          1998           1997            1998            1997
                                                                      ----------      ----------      ----------      ----------
    Weighted average number of common shares                          24,423,028      24,394,299      24,417,467      24,394,299
    Impact of dilutive warrants, options and unsecured senior
    convertible notes                                                    316,360          81,577         190,662       1,177,562
                                                                      ----------      ----------      ----------      ----------
    Weighted average number of shares of common stock and common
    stock equivalents for fully diluted earnings per share            24,739,388      24,475,876      24,608,129      25,571,861
                                                                      ==========      ==========      ==========      ==========


4.    SUBSEQUENT EVENTS

The Company entered into a definitive merger agreement on August 6, 1998 pursuant to which SFX Entertainment, Inc. (NASDAQ: "SFXE") will commence a tender offer to acquire all outstanding shares of the Company for $4.00 per share in cash. The Boards of Directors of both companies have approved the transaction and certain principal stockholders owning approximately 78.5% of the outstanding common stock of the Company have agreed to tender all of their shares. Any shares not purchased in the tender offer will be acquired in a second step merger for $4.00 per share in cash. The tender offer is conditioned upon the tendering of shares representing a majority of the Company's common stock determined on a fully diluted basis, the expiration of the applicable Hart-Scott-Rodino waiting period, and certain other customary conditions.

On August 11, 1998, pursuant to the Agreement and Plan of Merger dated June 5, 1998, as amended (the "Agreement"), Magicsports-Marco Management, Inc., a wholly owned subsidiary of the Company, merged with and into Marco Entertainment, Inc,. a District of Columbia corporation ("Marco"). Pursuant to the Agreement, the outstanding shares of common stock of Marco were exchanged for an aggregate of 1,555,000 shares of common stock, $.001 par value, of the Company at closing and Marco became a wholly owned subsidiary of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CHANGE IN BASIS OF PRESENTATION

Results of operations for the three months and six months ended June 30, 1997 have been reclassified to deconsolidate the revenue and expense from certain partnerships wherein the Company did not own a greater than 50% interest. Such reclassification of prior period components of operations has no net impact on the Company's results for the three month and six month periods ended June 30, 1997, but allows for consistency in presentation of prior period results with those of the current period. The Company's balance sheets used to prepare the consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997 have been adjusted accordingly to take into account the deconsolidation of the aforementioned partnerships.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

Revenues increased by $20.3 million to $27.7 million for the three months ended June 30, 1998, from $7.4 million in the three months ended June 30, 1997, primarily due to increases in revenues from promotion and merchandising activities. See discussion below.

Production revenues showed a decrease of $0.5 million, to $2.6 million during the three months ended June 30, 1998 from $3.1 million for the corresponding 1997 period. The Company's 1998 production of the Asian tour of David Copperfield's Dreams and Nightmares contributed $0.9 million less to the Company's revenues than the Company's 1997 production of the South American tour of the Magic of David Copperfield. This decrease in revenue was partially offset by $0.4 million in revenue earned in 1998 by the Company's production of the tour of the Preservation Hall Jazz Band.

Expenses relating to the Company's production revenues increased disproportionately in 1998 compared to the same period in 1997. In 1998, the Company recorded gross revenue and expense associated with the David Copperfield tour as the Company held an ownership interest in the tour in excess of 50%. In 1997 the Company owned less than a 50% interest in the tour, thus in 1997 the revenue from the tour was recorded net of expense.

Promotion revenues showed an increase of $17.8 million, to $20.4 million during the three months ended June 30, 1998 from $2.6 million for the corresponding 1997 period. The Company's promotion of the tours of the Lord of the Dance, David Copperfield - Asia, Reba McEntire and Kenny Rogers, Riverdance, Les Miserables, and Annie have significantly increased revenues during the 1998 period as compared to the same period in 1997. The Company did not promote any dates for David Copperfield's South American Tour in 1997, thus that tour did not contribute to promotion revenue in that period.

Expenses directly relating to the Company's promotion revenues, expressed as a percentage of such revenue, decreased to 91.9% as compared to being in excess of revenues in the same period of 1997. The enhanced profitability associated with the Company's promotion activities is attributed to the Company's emphasis on better management, cost containment, and intense promotion of events, as well as the focus on desirable markets for the presentation and sale of live entertainment.

Merchandising revenues increased by $3.0 million to $4.4 million in the three months ended June 30, 1998 from $1.4 million in the corresponding period of 1997. The Company's merchandising revenue is impacted by the number of performance weeks of a production for which the Company has acquired merchandising rights, as well as the seating capacity and attendance at the various venues where the shows are being presented. The Company maintains such rights for all of its productions and negotiates for merchandising rights to other touring shows. The increase in the second quarter of 1998 as compared to the corresponding period in 1997 is primarily due to revenues from the tour of Nickelodeon's Rugrats that primarily plays in arenas rather than smaller capacity theaters.

Merchandising costs, expressed as a percentage of merchandising revenue, increased to 88.0% for the three months ended June 30, 1998 from 62.8% for the comparable period of 1997. This increase is primarily due to the smaller profit margin the Company is earning on merchandise sold in connection with the Rugrats shows, as compared to the shows running in the same period of 1997. Revenues from merchandising activities at Rugrats shows are the major component of merchandising revenue in the second quarter of 1998, thus skewing the Company's normal profit margins for merchandising activities. This decrease in margin is offset by the increased volume of such revenues thus resulting in the maintenance of the overall profitability of the merchandising division in the second quarter of 1998 as compared to the second quarter of 1997.

Losses from investments in partnerships decreased approximately $119,000 for the three months ended June 30, 1998 from approximately $142,000 in the corresponding period in 1997 primarily due to the slightly better performance of certain shows during the second quarter of 1998 versus the same period in the prior year period.

Other revenues remained relatively stable in the three months ended June 30, 1998 as compared to the corresponding period of 1997.

Salaries, wages and benefits increased by $0.3 million to $1.2 million in the three month period ended June 30, 1998 from $0.9 million during the corresponding period in 1997, as a result of expanding the corporate financial staff, the start up of the Company's 401(k) Plan, which includes matching contributions by the Company, and the increasing activities of the Company's sports division.

General and administrative expenses decreased $1.0 million to $0.9 million from $1.9 million in the corresponding period in the prior year primarily due the write down of $1.2 in investments and receivables taken in the second quarter of 1997. Exclusive of that write down, general and administrative expenses increased by $0.2 million due to the opening of a second office in Miami Beach to house the merchandising and sports divisions, as well as due to an increase in support services to accommodate the larger corporate staff.

Interest expense increased to approximately $350,000 from approximately $200,000 in the similar period of 1997 due to the Company's utilization of its line of credit agreement to fund significant artist advances paid in connection with the upcoming Janet Jackson Tour. Further increases in interest expense were the result of a full quarter of amortization of deferred debt costs associated with the line of credit in the second quarter of 1998 versus only one month of such amortization being recognized in the second quarter of 1997, and an increased amount of debt outstanding in connection with bus loans in the second quarter of 1998 versus the same period in 1997.

Tax expense for the three-month period ended June 30, 1998 decreased as a percentage of income compared to the same period in 1997 due to certain foreign revenues being taxed at a more favorable rate.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

Revenues increased by $24.3 million to $37.1 million for the six months ended June 30, 1998, from $12.8 million in the six months ended June 30, 1997, primarily due to increases in revenues from promotion and merchandising activities. See discussion below.

As there were no revenues or expenses recorded in connection with production activities in the first quarters of 1998 and 1997, refer to the discussion of the second quarters of 1998 and 1997 for an analysis of year to date production activities.

Promotion revenues showed an increase of $20.0 million, to $25.4 million during the six months ended June 30, 1998 versus $5.4 million for the corresponding 1997 period. The Company's promotion of the tours of Riverdance, Les Miserables, Reba McEntire and Kenny Rogers, Annie, David Copperfield's Asian tour, the eight week European Tour of the Lord of the Dance, and Grease have increased revenues during the 1998 period as compared to the same period in 1997. Expenses directly relating to the Company's promotion revenues, expressed as a percentage of such revenue, remained consistent with the same period in the prior year at approximately 88%.

Merchandising revenues increased by $5.2 million to $7.7 million in the six months ended June 30, 1998 from $2.5 million in the corresponding period of 1997. The increase in 1998 is primarily due to the merchandising activities relating to Nickelodeon's Rugrats Tour which commenced in February of 1998 and the tours of Scotland the Brave, both of which primarily played in arenas rather than smaller capacity theaters.

Merchandising costs, expressed as a percentage of merchandising revenue, increased to 82.0% for the six months ended June 30, 1998 from 70.0% for the comparable period of 1997. The change in profit margins is due to the high revenue volume and lower profit margin associated with the Rugrats tour. While the Company earns a lower margin on merchandise sold at Rugrats performances than that of other shows the Company has traditionally handled, overall gross profit for the six months ended June 30, 1998 as compared to the similar 1997 period has increased by $0.6 million.

Income from investments in partnerships decreased $0.5 million to $0.3 million for the six months ended June 30, 1998 from $0.8 million in the corresponding period in 1997 primarily due a decrease in sponsorship fees received by the partnerships as compared to the prior year period.

Other revenues increased by $0.2 million to $1.1 million in the six months ended June 30, 1998 from $0.9 million in the corresponding period of 1997. The increase is the result of consulting fees earned in connection with the David Copperfield Asian tour, and increased transportation division activity in 1998 as the result of servicing the Rugrats Tour.

Salaries, wages and benefits increased by $0.9 million to $2.5 million in the six month period ended June 30, 1998 from $1.6 million during the corresponding period in 1997, as a result of expanding the corporate financial staff, establishing a corporate legal function, the start up of the Company's 401(k) Plan, which includes matching contributions by the Company, and the operations of the Company's sports division. Wages also increased due to services provided by the transportation and merchandising divisions in connection with the Rugrats Tour.

General and administrative expenses decreased by $0.8 to $2.0 million from $2.8 million in the corresponding period in the prior year due to the same factors previously discussed in the above comparison of the second quarter of 1998 and 1997.

Interest expense increased $0.2 million for the six months ended June 30, 1998 versus the similar 1997 period primarily due to the Company's utilization of its line of credit agreement to fund significant artist advances paid in connection with the upcoming Janet Jackson Tour. For additional factors impacting interest expense for the six-month periods ended June 30, 1998 and 1997, refer to the above discussion of the second quarters of those fiscal years.

Tax expense for the six-month period ended June 30, 1998 decreased as a percentage of income compared to the same period in 1997 due to certain foreign revenues being taxed at a more favorable rate.

LIQUIDITY AND SOURCES OF CAPITAL

At June 30, 1998, the Company had working capital of $4.1 million compared to $3.7 million at December 31, 1997. The increase in working capital at June 30, 1998 as compared to the prior year period is comprised of an increase in current assets of $9.3 million and an increase in current liabilities of $8.9 million. The increase in current assets is primarily attributable to increases in prepaid show expenses and receivables. The increase in current liabilities is primarily due to the $3.1 million borrowed against the bank line of credit in 1998 and $6.3 million in additional deferred income at June 30, 1998 versus the same period in 1997. See more detailed discussion of these items below.

The Company has a committed line of credit agreement expiring in May 1999 with a bank that provides a revolving credit facility of $7.5 million. Borrowings under this agreement bear interest at the London Interbank Offered Rate (LIBOR) plus 250 basis points. This agreement is collateralized by substantially all the Company's assets. At June 30, 1998, $3.1 million was outstanding as compared to no outstanding balance at December 31, 1997.

The Company's other indebtedness consists of $1.0 million collateralized by buses used in the Company's business, and $5.1 million of Convertible Notes sold in a private placement in the third quarter of 1996.

The Company's principal anticipated capital expenditures over the next several years are expected to relate primarily to acquisitions, if suitable opportunities arise, and the production of additional theatrical productions.

Net cash used by operating activities during the six months ended June 30, 1998 was $1.9 million as compared to cash provided by operations of $2.0 million in the corresponding period of 1997. The increase in net cash used by operating activities in 1998 related to increases in prepaid show expenses principally arising from artist advances made in connection with the upcoming Janet Jackson tour, increases in inventory relating the Rugrats tour, increases in deferred costs associated with accounting and legal fees incurred in the performance of due diligence and other services specifically for the purpose of the identification and evaluation of acquisition targets, and increases in receivables relating to various of the Company's activities. The increase in cash used was partially offset by an increase in deferred income.

Net cash used by investing activities totaled $0.1 million during the six months ended June 30, 1998 as compared to $4.7 million in the corresponding period of 1997. Cash used in investing activities in 1998 primarily related to capital expenditures and payments of amounts due to affiliates, with such amounts being offset by distributions received from partnerships wherein the Company holds investments. The increase in cash used in investing activities for 1997 related primarily to the Company's investment in theatrical and concert productions and promotions.

Net cash provided by financing activities totaled $3.0 million during the six months ended June 30, 1998 as compared to net cash used in financing activities of $0.2 million in the corresponding period of 1997. The increase in cash provided for 1998 related principally to the amounts borrowed against the Company's line of credit during 1998. The cash used in financing activities for the corresponding period in 1997 was primarily due to the repayment of bus loans and final S-Corp distribution payments made to original shareholders of Space Agency, Inc., now known as Magicworks West, Inc., which was acquired in December 1996.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

             Refer to Note 3 of the Notes to Consolidated Financial Statements.

ITEM 2.  Changes in Securities and Use of Proceeds.

             Not applicable.

ITEM 3.  Defaults upon Senior Securities.

             Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

             Not applicable.

ITEM 5.  Other Information

             Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

             The Company filed a Form 8-K, dated June 8, 1998, announcing that it had entered into a definitive agreement to acquire all of the outstanding stock of Marco Entertainment, Inc. ("Marco") Pursuant to the merger agreement, the outstanding shares of common stock of Marco will be exchanged for an aggregate of 1,555,000 shares of common stock, $.001 par value of the Company at closing. See Subsequent Events footnote.

             Exhibits

             Exhibit 27.1   Financial Data Schedule

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1998



                  MAGICWORKS ENTERTAINMENT INCORPORATED


                  By /s/ Brad L. Krassner
                  -------------------------------------
                  Brad L. Krassner
                  Co-Chairman of the Board of Directors
                  and Chief Executive Officer



                  By /s/ Barbara Carabetta
                  -------------------------------------
                  Barbara Carabetta
                  Controller